Form 10-K
period 2023-12-31
Massimo Group
filed 2024-04-15
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41994

Massimo Group

(Exact name of registrant as specified in its charter)

Nevada	92-0790263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 W Miller Road Garland, TX	75041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 881-6376

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.001 per share	MAMO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the Nasdaq Stock Market on April 2, 2024.

As of April 12, 2024 there were 41,300,000 shares of common stock, par value $0.001 per share of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to “we,” “us,” “our,” “Company” or “our Company” are to Massimo Group, a Nevada corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our limited operating history on which to judge our performance and assess our prospects for future success, risks related to our reliance on a network of independent dealers and distributors to manage the retail distribution of many of our products, our reliance on third-party manufacturers and supplies for our products, risks related to the fact that the majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China, the inexperience of our principal shareholder and senior management in operating a publicly traded company, economic conditions that impact consumer spending may have a material adverse effect on our business, results of operations or financial condition, risks related to face intense competition in all product lines, including from some competitors that have greater financial and marketing resources, risks related to our ability to attract and retain key personnel, potential harm caused by misappropriation of our data and compromises in cybersecurity, changes in laws, regulatory requirements, governmental incentives and fuel and energy prices, litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity, the inability of our dealers, customers and distributors to secure adequate access to capital or financing, failure to develop brand name and reputation, the significant product repair and/or replacement due to product warranty claims or product recalls, the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto and other risks and uncertainties described in this Report, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, we undertake no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual results or revised expectations.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Report and the documents that we reference in this Report and have filed as exhibits to the registration statement, of which this Report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.

PART I

Item 1. Business.

Overview

We believe we are a leading company in the Mid-Tier Band of the powersports vehicles and boats industry in the United States, which comprises the All-Terrain Vehicle (“ATV”), Utility-Terrain Vehicle (“UTV”), and pontoon and tritoon boats (“Pontoon Boats”) subsectors (the “Powersports Vehicles and Boats Industry”). “Mid-Tier Band” means the mid-tier band of the Powersports Vehicles and Boats Industry, which our management considers to be those manufacturers that produce a wide range of products that cater to customer needs but do not yet have the international operations and market share of the Top-Tier Band (as defined below) of the Powersports Vehicles and Boats Industry. “Top-Tier Band” means the top-tier band of the Powersports Vehicles and Boats Industry, which our management considers to include companies such as Polaris, Bombardier Recreational Products (BRP), Arctic Cat, Honda, and Yamaha with international operations and large market shares.

In 2020, we became one of the 15 largest Pontoon Boats manufacturers in Texas. Our emphasis on providing the sports enthusiast with powerful, affordable, and reliable products has enabled us to grow annual revenues and net income to in excess of $86 million and $4 million, respectively, in the fiscal year ended December 31, 2022 and in excess of $115 million and $10 million, respectively, in the fiscal year ended December 31, 2023.

We manufacture, import and distribute a diversified portfolio of products divided into two main lines: (1) UTVs, ATVs, motorcycles, scooters, golf carts and a juvenile line from go karts to balance bikes; and (2) recreational Pontoon Boats. In 2009, we began by distributing electric scooters, our first product. Since that time, we have successfully entered the market for motorcycles, UTVs, ATVs, golf carts and Pontoon Boats, as well as a juvenile line from go karts to balance bikes and snow equipment. We have also been developing new product lines, such as electric vehicle (“EV”) chargers, electric coolers, power stations, portable solar panels and electric Pontoon Boats, all of which are currently available for sale. In addition to distributing our products, we intend to provide unparalleled customer service which includes over 600 motor vehicles and 5,500 marine third-party service providers across the United States, 24-hour customer support and an approximately 40,000 sq. ft. parts facility which enables us to fulfill most parts orders within 48 hours.

We seek to provide our customers with reliable, high-quality products at great value. By doing so, we believe we have developed a loyal customer base and achieved annual revenues and net income in excess of $86 million and $4 million, respectively, in the fiscal year ended December 31, 2022, and in excess of $115 million and $10 million, respectively, in the fiscal year ended December 31, 2023.

We are headquartered in a 286,000 sq. ft. facility of which 220,000 sq. ft. is dedicated to Massimo Motor Sports LLC (“Massimo Motor Sports”) and 66,000 sq. ft. to Massimo Marine LLC, a division of Brunswick Corporation (“Massimo Marine”). Our facility is adjacent to seven acres for boat storage in Dallas, Texas, which houses a design center, two assembly lines, our parts department, a test track, dyno and over 30 loading docks. Our products are sold directly by us, in the e-commerce marketplace, and through a network of dealerships, distributors, and chain stores. We have a significant in-store UTV retail partnership with Tractor Supply Co.

We manufacture and assemble our products in our Dallas facility and rely upon an international network of strategic global partnerships to supply us with parts and components. In 2017, we began a partnership with Linhai Yamaha Motor Co., located in Shanghai, China which allowed us to rapidly expand our product line and increase the performance of our vehicles. Further, we partnered with Kubota, Japan to enter the diesel UTV market in 2019.

Corporate History

Massimo Motor Sports was initially formed as a limited liability company in Texas on June 30, 2009. Massimo Marine was formed as a limited liability company in Texas on January 6, 2020. At the time of the respective formations, Mr. David Shan had held one hundred percent (100%) of the issued and outstanding membership interests of Massimo Motor Sports and Massimo Marine.

On October 10, 2022, Massimo Group, a Nevada corporation, was formed, whereby Mr. David Shan was the sole stockholder. On June 1, 2023, the Company effectuated an internal reorganization whereby (i) Asian International Securities Exchange Co., Ltd. (“AISE”) entered into two separate contribution agreements with Massimo Marine and Massimo Motor Sports, respectively, whereby AISE contributed $1,000,000 to Massimo Marine and $1,000,000 to Massimo Motor Sports in exchange for fifteen percent (15%) of membership interests in both entities, and (ii) simultaneously, on the same date, Mr. David Shan and AISE contributed their membership interests in Massimo Marine and Massimo Motor Sports, which was eighty-five percent (85%) and fifteen percent (15%) respectively, to Massimo Group in exchange for shares of common stock, par value $0.001 (“common stock”) of Massimo Group, the end result being that Mr. David Shan and AISE own eighty-five percent (85%) and fifteen percent (15%) of Massimo Group (the “Reorganization”).

Initial Public Offering

On April 1, 2024, we consummated our initial public offering (“IPO”) of 1,300,000 shares of common stock. The shares of common stock were sold at a price of $4.50 per unit, generating gross proceeds to the Company of approximately $5.85 million. We also granted the underwriters the option, exercisable for 45 days from April 1, 2024, to purchase up to an additional 195,000 shares from our Company at the IPO price less the underwriting discount and commissions to cover over-allotments.

Our common stock began trading on April 2, 2024 on The Nasdaq Capital Market (“Nasdaq”) under the symbol “MAMO.”

Impact of COVID-19

In December 2019, Coronavirus Disease (“COVID-19”) was first reported to have surfaced in Wuhan, China. COVID-19 spread rapidly to many parts of the People’s Republic of China and other parts of the world in the first half of 2020, which caused significant volatility in the domestic and international markets. The COVID-19 pandemic adversely affected many aspects of our business, including the expansion of our customer base and the introduction of new product offerings. We temporarily closed our offices and production facilities partially in March 2020, as required by relevant local authorities. Our offices reopened in April 2020 upon approval from the local governments. Due to the extended lock-down and self-quarantine policies in Dallas, Texas, we experienced a business disruption during the lock-down period from early March to June 2020. In July 2020, due to the effective containment of COVID-19 in the United States, we resumed our full operation. Then, due to the lockdown in China, where most of our suppliers are, our stock supply was disrupted from May to July 2022. Our ability to re-supply our inventory resumed in August 2022. We estimate that we lost about $1.5 million of sales as a result of this supply disruption. However, the COVID-19 pandemic did not have a material net impact on the Company’s financial positions and operating results, and our revenue reached (i) approximately $86 million for the fiscal year ended December 31, 2022, representing an increase of approximately $4 million or 5% from approximately $82 million for the fiscal year ended December 31, 2021 and (ii) approximately $115 million for the fiscal year ended December 31, 2023, representing an increase of approximately $29 million or 32.9% from approximately $86 million for the fiscal year ended December 31, 2022.

Competitive Strengths

We believe we are a leading company in the Mid-Tier Band of the Powersports Vehicles and Boats Industry. The following strengths have enabled us to achieve our growth to date, and we believe will contribute to our ongoing growth:

Diversified and Comprehensive Product Portfolio

We have a robust portfolio of products, including UTVs and ATVs, golf carts, motorcycles, scooters, Pontoon Boats, snow equipment and a line of accessories for the outdoor enthusiast including electric coolers, power stations and portable solar panels. Our products provide enthusiasts with a variety of exhilarating, stylish and powerful vehicles for year-round use on a variety of terrains. The diversity of our products reduces our exposure to changes in consumer behavior in any single category and provides us with multiple avenues for continued growth. Furthermore, certain product lines are sold in offsetting seasons, reducing the overall seasonality of our sales and lowering cash flow influx risk.

In addition to its appeal to consumers, our broad product portfolio provides a compelling value proposition to our dealers and distributors and allows dealers to reduce seasonality, increase operational efficiency and facilitate inventory management.

Multiple Distribution Channels

We have established multiple distribution channels for our products, including our own e-commerce platforms, leading marketplace accounts, an extensive network of independent dealers and distributors, and relationships with some of the largest retailers in the United States including Tractor Supply Co., Lowes, Walmart, Costco, Sam’s Club, Home Depot, Orscheln Farm & Home, and more. Our multiple channels for distribution and large dealer network provide multiple avenues through which we can engage and communicate with consumers.

Strategic Partnerships with Leading Suppliers of High-Quality Products

We benefit from cordial relationships with leading suppliers throughout the world. We have ongoing relationships with leading manufacturers which enable us to offer our customers reliable leading-edge high-quality products at prices which represent great value. For example, our partnership in 2017 with Linhai Yamaha Motor Co., a supplier located in Shanghai, China, has allowed us to increase our vehicles performance and expand our product lines. These relationships also enable us to cut costs while maintaining quality standards and plan shipments to control our inventory levels. Many of our manufacturing partners’ facilities are located in China, which enables them to offer lower cost manufacturing and rapid lead-times for end-market distribution in the United States.

Dedicated Customer Support Team

We have over 600 third-party motor sports service providers across the United States, more than 5,500 third-party marine boat dealers to service our Pontoon Boats and a dedicated staff of full-time employees including trained technicians to provide online and telephone support to our customers and dealers. This is a value-added service we provide, albeit we have not historically generated revenue from providing maintenance services. We carry full lines of parts, accessories and maintenance items across all models in our approximately 40,000 sq. ft. parts department and strive to fill all orders for parts and accessories within 48 hours.

State of the Art Facility

We are headquartered in a 286,000 sq. ft. facility of which 220,000 sq. ft. is dedicated to Massimo Motor Sports and 66,000 sq. ft. to Massimo Marine. Our facility is adjacent to seven acres for boat storage in Dallas, Texas, which houses a design center, two assembly lines, our parts department, a test track, dyno, and over 30 loading docks. In addition to serving as the manufacturing facility for our Pontoon Boats, the facility is equipped to quickly palletize and shrink wrap ATVs and UTVs so that most orders can be shipped to stores or distributors within three days.

Highly Experienced Management Team

Our experienced management team has demonstrated its ability to identify, create and implement new product opportunities, increase revenues, improve financial performance, and maintain a corporate culture dedicated to serving our customers and providing them with premium quality products at great value with unparalleled service.

Strategy

Our goal is to enter the Top-Tier Band of the Powersports Vehicles and Boats Industry and increase our market share through the following initiatives:

●	Open New Distribution Centers. A portion of the proceeds of the IPO will be used to open new distribution centers in California and the Southeast of the United States. We expect that this will enable us to reduce the time and expense associated with delivering products, replacement parts and accessories to customers, distributors and retailers located in the western and eastern parts of the United States, thereby enabling us to reduce costs to customers or improve our margins while increasing customer satisfaction.

●	Expand our Internal Sales Capabilities. We will seek to strengthen our marketing efforts by hiring and incentivizing talented marketing professionals and sales personnel to increase our nationwide presence in the dealer, distributor and retailer communities, along with the military of the United States.

●	Invest in our Infrastructure. We believe our success greatly depends on our ability to maintain our operating efficiencies. To assist in this effort, we will use a portion of the proceeds of our IPO to expand and upgrade portions of our information technology (“IT”) systems, including our online sales and distribution networks.

●	Expand Our Product Lines. We plan to expand our product lines by introducing new models of UTVs, ATVs and recreational vehicles that cater to different customer needs and preferences. This will include models with advanced features that will include remote diagnostics capabilities and electric lines of our UTVs. We will continue to follow consumer trends and consult with our suppliers and distributors to identify new products and product upgrades we will offer to customers and distributors. Where possible, such as with our Pontoon Boats, we will upgrade our offerings and add new accessories to increase our profit margins.

●	Expand and Diversify our Supplier Base. To enable us to further diversify our product offerings, drive down our product costs and reduce our supply chain risks and improve quality control, we will seek to establish relationships with new suppliers in countries building their manufacturing capacities as certain buyers seek to reduce their dependence on Chinese manufacturers. Should appropriate opportunities arise, we will seek to vertically integrate our production capabilities by acquiring a manufacturing facility or opening our own plant.

●	Increase our Personnel. We intend to look to augment our current personnel by adding additional employees with experience to increase sales of our current products, identify and launch new products and increase our operating efficiencies. This will also include hiring experienced engineers, product designers, and sales representatives who can help the Company achieve its growth objectives.

●	Acquisitions and Consolidation: We will explore potential acquisitions and consolidation opportunities in the Powersports Vehicles and Boats Industry to expand our market share and gain access to new technologies and capabilities.

Products

We have a diverse product line which includes industrial and recreational UTVs, recreational ATVs, golf carts, motorcycles, Pontoon Boats, juvenile products from go karts to balance bikes, snow equipment and a line of accessories including EV chargers, electric coolers, power stations and portable solar panels. The majority of our products are imported directly from our manufacturer network to our facility in Dallas where they are assembled, accessorized and inspected before shipment to a distributor or direct to the customer, with the exception of our Pontoon Boats, which are wholly manufactured at our Dallas facility. With the exception of our products designed for industry usage, our products are designed to serve and market towards recreational users.

We constantly monitor the consumer market and consult with suppliers to determine what new products we can offer customers. In determining whether to commence distributing a product, among other things, we consider the quality and reliability of the product, the value we believe we can deliver to the consumer based on the price to be paid to the supplier and the reliability of the supplier.

ATV and UTV

An ATV is an all-terrain vehicle—commonly called a four-wheeler or quad—designed for a single rider and typically used for recreation. A UTV is a utility terrain vehicle used for work or recreation. Designed with a cabin for two to four riders, it is often called an SxS or side-by-side.

We currently distribute four models of our MSA line of ATVs with base prices ranging from approximately $2,800 to $9,000, and four lines of UTVs with various models including golf carts, at prices ranging from $6,000 to $22,000. We maintain a full line of accessories and replacement parts for all of our ATVs and UTVs. In the fiscal years ended December 31, 2023 and 2022, the majority of our ATV and UTV sales were gas-powered models. Nevertheless, we offer electric versions of several our UTVs, particularly electric golf carts.

According to Frost & Sullivan, the market size of the ATV industry in the United States in terms of revenue grew at a compound annual growth rate (“CAGR”) of 5.0% from $2.2 billion in 2017 to $2.6 billion in 2021 and is expected to grow further to $3.9 billion in 2026 at a CAGR of 8.0%. The market size of the UTV industry in the United States in terms of revenue grew at a CAGR of 8.6% from $3.3 billion in 2017 to $4.6 billion in 2021 and is expected to grow further to $7.9 billion in 2026 at a CAGR of 11.4%. ATV market growth rate is expected to be slower compared to UTV market growth partially because of drivers’ preference for a more comfortable and safer driving experience. Of the ATV and UTV vehicles sold in 2021, 63.2% were installed with gasoline propulsion and 34.1% with diesel propulsion with electric propulsion taking up the balance of 2.7% in 2021. It is expected that the percentage of electric propulsion vehicles sold will increase with diesel engines decreasing. However, gasoline propulsion is expected to be the consumers’ choice for the foreseeable future.

According to Frost & Sullivan, in 2021, 45.2% of the ATV and UTV vehicles were used for outdoor sports and recreation activities, 30.1% were used for agricultural activities and 24.7% were used for military purposes. There is an increase in demand for ATVs and UTVs for military activities such as driving on difficult terrains, transporting troops, and others. ATVs and UTVs are expected to experience substantial growth in the military segment, owing to superior mobility provided for tactical missions. Additionally, features such as high maneuverability, flexibility, and superior navigational aids providing instant directions for vehicle operators will help foster further market growth.

U.S ATV and UTV Market Size and Forecast (2017 – 2026E) from Frost & Sullivan

Massimo MSA 450F ATV

Massimo T-Boss 550 UTV

Massimo Warrior 1000

Recreational Pontoon Boats

Pontoon Boats are flat-deck boats propelled by an outboard motor with two or three floating aluminum tubes supporting the deck. They are rectangular in shape, making them generally unsuitable for uneven or rough water and are popular in lakes where they are used for entertainment, fishing, sunbathing and other leisurely activities. Pontoon Boats have a large deck surface, which allows for more seats, luxury, comfort, expanded storage space, and increased capacity for a variety of activities depending on customers’ preferences.

We entered the Pontoon Boats market in 2020 when we successfully launched our first series of Pontoon Boats. By the end of 2023, our sales of Pontoon Boats placed us in approximately the top 15 pontoon manufacturers in Texas by volume. From inception, we have manufactured our Pontoon Boats in our Dallas facility. In terms of our product offerings, we currently offer both gas-powered and electric-powered boats and maintain a complete line of replacement parts and a broad range of accessories. We also intend to implement a “build a boat” program, where customers can select from a variety of models and add accessories.

The Pontoon Boats market has demonstrated remarkable growth since 2008, when the financial crisis resulted in declines across the boating industry. According to data from Statistical Surveys Inc. (“SSI”), Pontoon Boats, second to personal watercraft, have been a leading segment in the recreational boating industry over the last decade. Pontoon Boats made up 22% of total marine units registered in 2021, outperforming others in the main powerboat segment, SSI data reveals that 2021 pontoon registrations were some of the highest seen over the past 10 years. This includes a 16% increase from 2019 (57,287) to 2021 (66,280) when other recreational boat segments saw declines.

According to Frost & Sullivan, the size of the Pontoon Boat market in the United States in terms of revenue grew at a CAGR of 10.7% from $2.2 billion in 2017 to $3.3 billion in 2021 and is expected to grow further to $6.6 billion in 2026 at a CAGR of 14.9%.

U.S Pontoon Boats Market Size and Forecast (2017 – 2026E) from Frost & Sullivan

Massimo Pontoon Boat

Motorcycles, GO Karts, Youth Market and Accessories

Along with our larger vehicles, we offer a range of gas and electric powered wheeled vehicles for the sports enthusiast. These include lines of minibikes and motorcycles, at prices ranging from $700 to $8,000, including our recently introduced E-Spider 72V Trike, go karts for both children and adults, and a line of go karts, mini-bikes and electric balance bikes especially designed for the juvenile market. Each of these models is designed to appeal to a specific segment within the recreational powersports market, from youth models to electric vehicle enthusiasts.

Massimo Go Kart, Mini 125 and Motorcycles

We offer a wide range of accessories for all of our vehicles including replacement parts and supplies, along with seasonal equipment such as snowplows and enclosures specially designed for our UTVs. Our outdoor accessories include EV chargers, portable solar panels, electric coolers and power stations. All of these products are now available for sale.

Marketing

Our target customers are the growing portion of the United States population participating in outdoor recreational activities, farmers and other industrial users that can benefit from the utility of an ATV or UTV. According to Frost & Sullivan, the number of people in the United States participating in outdoor recreational activities increased from 143 million in 2017 to 163 million people in 2021. This increase is attributed to several factors, including growth in rural areas as people leave the cities and the ability of consumers to work from home with a more flexible schedule allowing more time for outdoor weekend activities. These factors, coupled with new product lines and trendy features helped boost the repurchase rate for older consumers and increase the purchasing rate among new customers.

Major market drivers for ATVs are the greater affordability and ease of operation compared to larger more cumbersome vehicles. ATVs are typically less expensive than UTVs. Further, ATVs are easy to operate, especially if you have driven a motorcycle or snowmobile before.

For UTVs, major market drivers include excellent rideability and higher safety level, more options for customization, more storage room and the ability to hold more passengers. A UTV is controlled by a steering wheel as opposed to handlebars making it much easier to drive and allowing for familiarity for those who have driven a car or truck. Customers are more concerned about safety will likely be more comfortable in a UTV than an ATV. Due to their design, UTVs are more stable and easier to control. They also have additional safety measures not found on ATVs, such as seat belts and roll cages. Customers can now add lift kits, new suspensions, lighting systems, cabin heaters, stereo systems and much more to their UTVs than was previously available. Lastly, people who need a more utilitarian work vehicle tend to choose a UTV. In addition to higher payload capacities, UTVs usually have more storage room to haul around necessary equipment.

Major drivers of the Pontoon Boats industry in the United States include recent increases in disposable income coupled with the rise in watercraft sports activities across multiple states. Boating participation across the United States is growing as a result of escalating customer spending for motorized water sports. Pontoon Boats in particular are benefitting from the consumer preference for the comfort flat decks provide as compared to typical V-hull boats of the same length because of the increased open deck area. The larger decks make it easier to host a family outing, party, or fishing outing. Pontoon Boats also provide a more stable steady ride than a narrow v-hulled craft of similar size. Recent technological improvements, including the introduction of two- and four-stroke engines with direct injection technology, which provide improved fuel economy, lower emissions, and more power, is increasing demand for larger more sophisticated Pontoon Boats.

Multiple Distribution Channels

Our products are sold directly by us, in the e-commerce marketplace and through a network of dealerships, distributors, and retailers.

To reach our target customer, we have established multiple distribution channels for our products, including our own on-line sites, multiple popular e-commerce sites, an extensive network of independent dealers and distributors and relationships with some of the largest retailers in the United States including Tractor Supply Co., Lowes, Walmart, Costco, Sam’s Club, Home Depot, Orscheln Farm & Home, and more. We have a significant UTV retail partnership with Tractor Supply Co. through which we generated approximately $47 million and $10 million in revenue in the fiscal years ended December 31, 2023 and 2022, respectively. Our multiple channels for distribution and large dealer network provide multiple avenues through which we can engage and communicate with consumers.

We have an in-house marketing staff which directs our ad campaigns and social media marketing as well as campaigns targeted at expanding our distributor network. Our marketing personnel work closely with our dealers, distributors and retailers organizing in-store and co-branded marketing programs. Since inception we have sought to develop recognition for our brand name among both consumers and distributors through a variety of advertising campaigns, including paid advertisements, landing page campaigns, co-branded campaigns, displays on YouTube and other forms of social media and industry reviews. Part of our strategy has been to seek out quality suppliers, some with recognized brands of their own, who can provide reliable, high-quality vehicles with the latest features at good value.

Generally, our sales directly to independent dealerships account for the majority of our sales during each fiscal year. Once we establish partnerships with independent dealerships, we then sell our products directly to the dealers. The dealers are strategically located throughout the United States. Once they purchase our product, in the most typical situation, they sell the products out of their brick-and-mortar location to end users. The dealerships become our long-term partners and they work with us to promote our brand across their own networks and channels. Presently, we have established partnerships with dealerships who carry our products in approximately 2,800 locations across the United States and with retail stores such as Tractor Supply Co., Lowes and Home Depot. Over the past several years, we have been actively focusing our efforts on expanding our direct dealer network.

Our partnerships with dealers are critical to expanding our brand awareness in new markets geographically. We are beginning to make inroads into the Canadian market and have initiated a relationship with an independent distributor in Ontario, Canada.

Most dealers and distributors distribute multiple products within our portfolio: ATVs and UTVs, Pontoon Boats, motorcycles, and other smaller vehicles as well as parts and accessories. Unlike our competitors, which market their products principally through their affiliated dealers, we also sell our products through well-known retailers such as Lowes, Tractor Supply Co., and other farm and industrial equipment dealers, boat and marine dealers and lawn and garden dealers.

Before entering into a formal partnership with a dealer, we conduct thorough background and credit checks to ensure the prospective partnership is beneficial for us and our customers. To incentive our partners to promote our brands, we implement performance-based incentive programs, which includes the possibility of obtaining additional benefits, such as promotional pricing.

Dedicated Customer Support Team

Our marketing effort does not stop when the customer purchases one of our products. After sale activities intended to maintain a positive relationship include delivery confirmation calls, review requests, warranty registration cards and reminders for scheduled maintenance and maintenance items. We have a dedicated staff of full-time employees including trained technicians to provide online and telephone support to our customers and dealers. We carry full line of parts, accessories and maintenance items across all models in our approximately 40,000 sq. ft. parts facility and strive to fill all parts orders within 48 hours. We provide extensive parts diagrams and service manuals and our trained technicians are available to both distributors and individual customers to assist with diagnosing and solving any problem that may come up.

Product Warranties

We provide limited warranty coverage for defects in materials and workmanship in our ATVs, UTVs and golf carts for a period of one year and Go-Kart and motorcycles for a period of one year. The warranty is non-transferable for the period of coverage if the vehicle is resold. Our limited warranty is void if the vehicle is used as a rental, racing or any modifications are made to the product. Although we employ quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have not had a material effect on our business.

We have entered into an exclusive arrangement with Mercury Marine, a division of Brunswick corporation (“Mercury Marine” or “Mercury”), so all of our Pontoon Boats come equipped with a Mercury outboard engine and parts. Our Mercury Marine warranty and service program gives our customers access to 5,500 approved service centers in the United States. Like most luxury brands, we offer a ten-year warranty on the deck of the Pontoon Boats and a lifetime warranty on aluminum on many materials and workmanship and a three-year warranty for defects in critical parts including the structure, pontoons, fencing, channels, motor mounts and rotomold seat frames caused by poor workmanship. Because we are Mercury exclusive, our customers receive a three-year warranty offered by Mercury Marine on everything supplied by Mercury, which includes digital control, hydraulic steering, throttle, steering system, engine, cables, and electrical. Our warranty, along with the Mercury Marine are transferable during the original warranty period and are in line with top level original equipment manufacturers.

Financing Arrangements

We have arrangements with Northpoint Commercial Finance and Automotive Finance Corporation to provide floor plan financing for our dealers and distributors. Substantially all of our products, including ATVs, UTVs, golf carts and Pontoon Boats are financed under arrangements in which we are paid within a few days of a product’s shipment. To incentivize our dealers and distributors, we bear the first three month of interest, so they pay no interest if our products are sold within 90 days of receipt.

We do not directly provide finance for the purchase of our products, including ATVs, UTVs, golf carts, or Pontoon Boats. We do, however, have programs where we introduce our customers to lenders, such as Northpoint Commercial Finance and Automotive Finance Corporation, who are willing to provide financing for our UTVs, ATVs, golf carts and Pontoon Boats customer.

We work with several financing companies to offer competitive loans for prime and subprime buyers. Our partners can get prospective buyers prequalified with no impact to credit scores via quick online applications. We do provide promotional support with these partners to offer prime loan rates as low as 2.99%. We also sell select models direct which are paid in full prior to pick up or shipment.

Manufacturing and Sourcing

We manufacture our Pontoon Boats in our 286,000 sq. ft. facility of which 220,000 sq. ft. is dedicated to Massimo Motor Sports and 66,000 sq. ft. to Massimo Marine. Our facility is adjacent to a seven-acre storage area for boats in Dallas, Texas. This space houses a design center, two assembly lines, training rooms, an approximately 40,000 square foot parts department, and over thirty loading docks. Structural components and other materials are sourced locally from a variety of suppliers and electrical components and engines are obtained through an exclusive arrangement with Mercury Marine. We have entered into an exclusive arrangement with Mercury Marine, so all of our Pontoon Boats come equipped with a Mercury Marine outboard engine and parts.

Apart from the brand name items we offer to our customers, such as the outboard motor, depth finder, radio and stereo system, the materials and components used in our pontoons are generally available from multiple suppliers. If any supplier was unable to fulfill our needs, alternate sources are available. More than 60% of the value of our boats are USA sourced, thus limiting our risk for overseas interruption.

Substantially all products other than our boats, in particular our ATVs and UTVs, are sourced from select global manufacturers with which we have ongoing relationships. Our in-house sourcing and logistics personnel reach out to possible vendors, suppliers and raw material providers, and review their products and background to ensure that their products will meet our standards and that they can meet our needs on a timely basis. We review market trends with our major suppliers to coordinate manufacturing volumes and delivery dates and determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins. We currently have ongoing supply agreements in place with approximately 30 suppliers, two of which are located in the United States and the majority of which are in China.

In 2017, we entered into a partnership for engines with Linhai Yamaha Motor Co. which enabled us to increase the performance of our vehicles and offer new products. An agreement reached in 2019 with Kubota Japan enabled us to obtain a reliable diesel engine with which to enter the diesel UTV market. Currently, our top three suppliers are Linhai Powersports USA Corporation (“Linhai Powersports”), Huzhou Meiwen Textile Imp. & Exp. Co., Ltd. and Linhai Co., Ltd., all of which are located in China and supplied us with approximately 68% and 66% (by cost) of our products in the fiscal years ended December 31, 2023 and 2022, respectively.

We believe that our relationship with reliable manufacturing partners in China has been one of the factors in our growth as it provided a steady source of quality products at costs which allowed us to deliver value to the ultimate consumer. Our business was affected by the supply chain disruptions caused by the COVID-19 pandemic. For example, due to the city lockdown in China where most of our suppliers are, our stock supply was disrupted from May to July 2022. Our ability to re-supply our inventory resumed in August 2022, but we estimate that we lost about $1.5 million of sales as a result of this supply disruption. In addition, due to the supply chain crisis in 2021 and 2022, the cost of our oversea freights increased significantly, double or even triple times from 2020 and 2019. To offset these price increases, we increased the selling prices for the majority of our products. Since 2023, the cost of overseas freights has decreased substantially, though it still exceeds the cost prior to the supply chain crises.

We do not currently expect to suspend our production, sales or maintenance of any of our products or experience higher costs due to constrained capacity or materially increased commodity prices or challenges sourcing materials. We believe our supply chain can respond to expected consumer demand and we will be able to continue to supply products to our customers at reasonable prices. We have not experienced, and do not currently expect to experience, surges or declines in consumer demand for which we are unable to adjust our supply. We have not been affected by export restrictions or sanctions. Nevertheless, we are focusing on broadening our base of suppliers to reduce our dependence on a limited number of suppliers for the majority of our products, to minimize the risk of relying upon Chinese manufacturers, including the risk of fluctuations in the exchange rate between the U.S. Dollar and the legal currency of China (“Chinese RMB”).

Research and Development

In addition to our own internal research and development (“R&D”), we work closely with our suppliers to design innovative, high-performance products to build strong customer loyalty and sustain our reputation as a leading-edge manufacturer. Our suppliers will bear the expense of upfront engineering and design work, recouping the expense out of the amount charged for their products. We believe our successful development efforts enabled us to grow our annual sales of powersports vehicles and pontoon boats by 32.4% and 37.9% respectively in the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022.

Information Technology

Our in-house design and logistics personnel rely heavily on IT systems to explore new product offerings, to ensure a smooth workflow, and production quality and control. Our relationships with our customers and distributors rely upon the latest technologies to maintain contact and foster a positive collaborative working relationship. As we grow, we will continue to rely heavily upon IT systems to maintain our operating efficiency.

Intellectual Property

We currently hold eight issued patents in the United States that protect certain aspects of our products, design and technologies. Each of our patents has a term of 14 years with the exception of one which has 15 years. As part of our ongoing efforts to prevent infringements on our intellectual property rights and to keep abreast of critical technology developments by our competitors, we closely monitor patent applications in the United States and China. The following is a summary of our patent portfolio:

No.	Name of Patents	Patent No.	Grant Date	Expiration Date
1	Motorbike design patent	US D643783S	August 23, 2011	August 23, 2025
2	Motorbike design patent	US D645791S	September 27, 2011	September 27, 2025
3	ATV design patent	D775563	January 3, 2017	January 3, 2031
4	ATV design patent	D701143	March 18, 2014	March 18, 2028
5a	Design patents acquired	D691924	October 22, 2013	October 22, 2027
5b	Design patents acquired	D788653	June 6, 2017	June 6, 2032
5c	Design patents acquired	D682750	May 21, 2013	May 21, 2027
5d	Design patents acquired	D709015	July 15, 2014	July 15, 2028

We also rely upon a combination of registered and unregistered trademarks, service marks, and trade names to strengthen our position as a branded motor sports company with increasing brand recognition. We hold various registered trademarks in the United States with respect to our brands and product lines. We carefully review the brands and trademarks being used by our competitors in the United States and other jurisdictions before using a new trademark and in determining the jurisdictions in which to register any new trademark used by us. As we continue to enter new product categories and develop new models of our current products, we plan to develop and register new trademarks to differentiate such products.

We intend on entering into confidentiality agreements with our suppliers, employees and consultants who may have access to our proprietary information. These agreements will provide that all inventions, ideas, discoveries, improvements, and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship are our exclusive property. See “Risk Factors—Risks Relating to Our Business, Strategy, and Industry—We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.”

Employees

As of March 28, 2024, we had approximately 126 employees, of which approximately 15 were in management and administration, 22 were sales and service personnel, 81 were in manufacturing, 3 were in quality control and 5 were in R&D. None of our employees are represented by a union, and our relationship with our employees is satisfactory.

Competition

ATV and UTV Markets

The ATV and UTV markets in the United States are very concentrated with a limited number of large well capitalized manufacturers representing more than 80% of the market. The major players in the market include Polaris, Bombardier Recreational Products (BRP), Arctic Cat, Honda and Yamaha. We seek to differentiate ourselves by offering products with the latest design features and options and by providing superior aftermarket support to our customers and distributors.

Pontoon Boats Market

The United States Pontoon Boats market is fragmented and there is a significant number of vendors which offer Pontoon Boats across the country. Competition among vendors is based on product offerings and pricing, putting a premium on offering up to date models with high-end accessories.

Seasonality

The ATV and UTV markets do experience some seasonality, but we have developed our product lines to appeal to seasonal customers to minimize any disruptions. In the spring and summer months, we focus on outdoor campaigns tailored to spring cleaning, planting, fishing and family outdoor activities. We promote our complimentary lines of outdoor accessories including electric coolers, outdoor power stations and solar panels. In the fall and winter months, we have a heavy push for hunting season in the United States, and we promote our winter accessories including snow blowers, snowplows and enclosures.

With Pontoon Boats, we are both a distributor and a retailer, which gives us great seasonal protection. Dealers order higher volumes between October to March while retail orders are higher April to September. This gives us an overall balance. While winter months are always slower than summer months, it allows us to maintain cash flow during the winter season.

Product Liability

Product liability claims are made against us from time to time. We do not believe that the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given as to whether any material product liability claims against us will be made in the future.

Our commercial general liability insurance provides us with coverages of $2,000,000 general aggregate limit and $2,000,000 products-completed operations aggregate limit, with a minimal amount of deductible per claim. We also have umbrella liability insurance with coverage of $7,000,000 aggregate on top of general liability insurance and workers’ compensation insurance. We believe our current coverage is adequate for our existing business and will continue to evaluate the coverages in the future in line with our expanding sales and product breadth.

Insurance

We carry various insurance coverage policies to protect against certain risks consistent with the exposures associated with the nature of our operations. The most significant insurance policies that we carry include:

●	commercial general liability insurance for bodily injury and property damage resulting from operations and our products;

●	property insurance covering the replacement value of all real and personal property damage, including damages arising from earthquake, flood damage and business interruption;

●	cargo insurance to protect against loss or damage to goods while in transit;

●	workers’ compensation coverage in the United States to required statutory limits;

●	directors and officers insurance; and

●	cyber insurance to mitigate risk exposure by offsetting recovery costs following a cyber-related security breach or similar event.

All policies are subject to certain deductibles, limits or sub-limits and policy terms and conditions.

Inflation

While our business has been impacted by rising inflation, our management does not believe that it has had a material negative impact on our business and results of operations. In recent years, our China-based suppliers have increased the cost of their products as a result of inflation. However, these increases have thus far been offset by the exchange rate fluctuation of the Chinese RMB, which has resulted in there being no material change to our costs. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese-based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China or that increases in in our cost of goods will continue to be offset by exchange rate fluctuations.

In addition, to reduce the impact of inflation, we have worked with our suppliers to enter into letters of credit pursuant to which we can make purchases and incur interest and fees at a lower rate than had we made the purchases using our existing bank loan.

Regulatory Issues

We are subject to extensive laws and regulations at many steps in the design, importing, production, marketing and distribution of our products. In addition to the laws and regulations applicable to any business, there are certain requirements applicable only to powersports vehicles, Pontoon Boats, recreational products and outdoor accessories such as those we distribute. These regulations include standards related to safety, construction rules, sound and gaseous emissions, and the sale and marketing of products, and have generally become stricter in recent years.

We endeavor to take appropriate measures to provide a safe, clean working environment for our employees. We strive to ensure and work with our manufacturing partners to ensure that the products we offer comply with current regulations and with more stringent regulations anticipated to become effective in the foreseeable future. Such measures include the development of new engines and vehicle designs, independently and with our supplier partners, as well as the development of new energy-efficiency related technologies. The failure to comply with applicable laws, rules and regulations regarding employees and product safety, health, environmental and noise pollution could cause us to incur fines or penalties and our compliance programs require significant time and expense.

Distributor & Dealer Regulation

Our contractual relationships with distributors and dealerships throughout the country are subject to extensive regulation at the local, state and national level. Each state’s Department of Motor Vehicles sets rules concerning pricing, competition, warranty claims and other aspects of the vehicular dealership business. These laws are further supported by state-wide “lemon laws.” Lemon laws provide remedies for consumers who seek to be compensated for defective vehicles that fall short of accepted standards of quality and performance. The distribution of our vehicles is also regulated by state-wide licensing regimes, federal agency regulation and federal common law pertaining to the Uniform Commercial Code. We have taken efforts to comply with these regulations governing our relationships with our distributors and dealers by vetting our distributors and dealers to ensure their compliance with regulations statewide. The licenses and required compliance to do business in each state can become expensive, and we may allow our licenses to lapse if we ascertain that the costs outweigh the benefits. For example, in 2016, we allowed our Illinois license to expire and then in 2019, we reapplied for our Illinois license once we were confident that we would continue to generate revenue in the state to mitigate the costs.

Safety Regulation

Our products are subject to extensive laws, rules and regulations relating to product safety promulgated by the federal and state governments or regulatory authorities of the United States and the federal and provincial provinces in Canada. These requirements pertain to the design, production, distribution and use of our products. We are a member of several industry and trade associations in Canada, the United States, and other countries whose mandate is to promote safety in the manufacture and use of powersports products. Some of those trade associations promulgate voluntary industry product safety standards with which we and our suppliers comply. While we strive to meet the safety standards set by state and federal authorities, we have been subject to several inquiries by the U.S. Consumer Product Protection Commission regarding defective products. We have also been subject to penalties including a Stop Sale order on one of our electric balance bikes.

Use Regulation

In Canada, the United States and other countries, laws, rules and regulations have been promulgated or are under consideration relating to the use of powersports vehicles and boats. Some countries, provinces, states, municipalities and local regulatory bodies have adopted, or are considering the adoption of, legislation and local ordinances that restrict the use of snowmobiles, ATVs, UTV, Pontoon Boats and outboard engines to specified hours and locations. The use of many of these products has been restricted in some national parks and federal lands in Canada, the United States and other countries. In some instances, this restriction has consisted of a ban on the recreational use of these vehicles in specific locations.

Emissions Regulation

Our products are subject to sound and gaseous emissions laws, rules and regulations promulgated by the governments and regulatory authorities of Canada (Environment and Climate Change Canada), the United States (Environmental Protection Agency), individual American states (such as the California Air Resources Board) and other jurisdictions. Such laws, rules and regulations may require the development of new engines and vehicle designs, as well as the development of new energy-efficient technologies. The failure to comply with the laws, rules and regulations regarding product safety, health, environmental and noise pollution and other issues could result in fines or penalties and our efforts to comply with such regulations require significant time and expense.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe represent certain of the material risks to our business, together with the information contained elsewhere in this Report, before you decide to invest in our shares of common stock. Please note that the risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the following events occur or any additional risks presently unknown to us actually occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

Summary of Significant Risks Affecting Our Company

Our significant risks may be summarized as follows:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.

●	Resources devoted to product innovation may not yield new products that achieve commercial success.

●	We rely on independent dealers and distributors to manage the retail distribution of many of our products.

●	We rely on third parties to manufacture many of the products we sell.

●	The majority of the products we purchase are manufactured by in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.

●	Our management team has no experience operating a company with publicly traded shares.

●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.

●	We currently maintain all our cash and cash equivalents with three financial institutions.

●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.

●	Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially adversely affect our business, results operations, or financial condition.

●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.

●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.

●	The inability of our dealers and distributors to secure adequate access to capital could materially adversely affect our business.

●	We depend upon the successful management of inventory levels, both ours and that of our dealers

●	There is no assurance there will not be disruptions to trade between China and the United States.

●	We may not be able to successfully maintain our strategy of relying upon offshore manufacturers.

●	Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.

●	The high cost of delivering our recreational boats may limit the geographic market for these products.

●	Higher fuel costs can materially adversely affect our business.

●	Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business.

●	We may require additional capital which may not be available.

●	Our business depends on the continued contributions made by Mr. Shan, our founder, Chairman and Chief Executive Officer.

●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

●	If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers.

●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.

●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business.

●	The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our business.

●	Retail sales of our new products may be materially adversely affected by declining prices for used versions of our products or the supply of new products by competitors in excess of demand.

●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities.

●	Our insurance may not be sufficient.

●	We have been in the past, and may be, in the future subject to several litigation proceedings relating to defective products that have caused property damage, physical injury, and death.

●	Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire.

●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.

●	Our business could be materially harmed by epidemics, pandemics such as COVID-19 and other public health emergencies.

●	Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts, and geo-political events could materially adversely affect our business.

●	Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.

●	Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans.

●	Policies of the United States granting farmers incentives may cease.

●	There is no existing market for our securities, and we do not know if one will develop.

●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.

●	Our founder and principal shareholder have substantial influence over our Company.

●	We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.

●	Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.

Risks Relating to Our Business, Strategy, and Industry

We have a limited operating history on which to judge our performance and assess our prospects for future success.

In 2017, we entered the market and began distributing recreational vehicles, including UTVs and ATVs. In 2020, we began to distribute pontoon and tritoon boats and, more recently, we began to distribute accessories. Consequently, we have a limited operating history on which to evaluate our prospects and those of our products. We may fail to continue our growth. You should not consider our historical growth and expansion of our business as indicative of our ability to grow in the future.

Economic conditions that impact consumer spending may have a material adverse effect on our business, results of operations or financial condition.

Our products compete with a variety of other recreational products and activities for consumers’ discretionary income and leisure time. Our results of operations are therefore sensitive to changes in overall economic conditions, primarily in North America, that impact consumer spending and particularly discretionary spending. Weakening of, and fluctuations in, economic conditions affecting disposable consumer income such as personal income levels, the availability of consumer credit, employment levels, consumer confidence, business conditions, changes in housing market conditions, capital markets, tax rates, savings rates, interest rates, fuel and energy costs, as well as the impacts of natural disasters, extreme weather conditions, acts of terrorism or other similar events could reduce consumer spending generally or discretionary spending in particular. Such reductions could materially adversely affect our business, results of operations or financial condition.

Worldwide economic conditions continue to be challenging as economies recover from the effects of the COVID-19 global pandemic. Demand for our products has been significantly influenced by weak economic conditions and increased market volatility worldwide. Any deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce our sales and materially adversely affect our business, results of operations or financial condition. We cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where we compete.

We currently maintain all our cash and cash equivalents with three financial institutions, and, therefore, our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fails.

We currently maintain all our cash and cash equivalents with three financial institutions. At the current time, our cash balance with such financial institutions is in excess of the Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit and, therefore, we may not be able to recover a substantial portion of these cash and cash equivalents, in the event of the failure of any such financial institutions. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions in the future, we are currently diversifying our investments by transferring cash not required for immediate use into short-term treasury bills and also considering transferring a portion of our cash and cash equivalents to other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at three financial institutions. Additionally, we are working with our current financial institutions to increase the amount of funds held there that are insured by FDIC Insurance. Notwithstanding these efforts, the failure of one or more of the financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources. Failure to compete effectively against competitors could materially adversely impact our business, results of operations or financial condition.

The Powersports Vehicles and Boats Industry is highly competitive. Competition in such markets is based upon several factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on several factors including sales and marketing support programs (such as financing joint advertising programs and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. If we are not able to compete with new products, product features or models comparable to or superior to those of our competitors, or attract new dealers, our business, results of operations or financial condition could be materially adversely affected.

We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially adversely affect our business, results operations, or financial condition.

Demand for our products depends in part on their social acceptability. Public concerns about the environmental impact of our products or their perceived safety could result in diminished social acceptance. Circumstances outside the Company’s control, such as social actions to reduce the use of fossil fuels, could also negatively impact consumers’ perceptions of our products. Any decline in the social acceptability of our products could negatively impact their sales or lead to changes in laws, rules and regulations that prevent their access to certain locations, including trails and lakes, or restrict their use or manner of use in certain areas or during certain times. Additionally, while we have implemented various initiatives to address these risks, including the improvement of the environmental footprint and safety of our products, there can be no assurance that the perceptions of customers will not change. Consumers’ attitudes towards our products and the activities in which they are used also affect demand. Any failure to maintain the social acceptability of our products could impact our ability to retain existing customers and attract new ones which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in sufficient increased sales of our products or the anticipated efficiencies.

We intend to seek to expand our operations by opening additional distribution centers in the United States and distributing new products. Our management will devote substantial time and resources to equipping and opening our new distribution centers which may distract them from our current business. We must also devote substantial time and resources any time we introduce a new product. There is no assurance that any new product we introduce will be successful and that we will recoup the amounts expended to introduce such product to our customers and distributors. If our new distribution centers are not operated efficiently or new products we introduce do not gain consumer acceptance, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

We intend to use a portion of the proceeds of our IPO to open new distribution centers in California and the Southeast of the United States. Opening these facilities should reduce the costs of delivering our products, particularly our UTVs and ATVs, to dealers, distributors, and customers, and should increase our ability to sharply respond to the needs of our customers for spare parts and equipment. However, there is no assurance that opening these facilities will increase our sales and will not have an adverse impact on our business, financial condition, or results of operations.

Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance.

We continually review consumer demand for our products and canvass our suppliers and distributors regarding products we might distribute. We, however, devote limited amounts to researching consumer demand and developing new product lines. Thus, we may not be able to compete effectively with those of our competitors that continually seek to develop new products and innovations to enhance consumer appeal. Product development requires significant financial, technological, and other resources and without significant investment in product development, there can be no assurance that we will be able to successfully compete in the marketplace. The new products of our competitors may beat our products to market, be more effective with more features and be less expensive than our products, thus obtaining better market acceptance or rendering our products obsolete.

Any new products that our suppliers develop may not receive market acceptance or otherwise generate any meaningful sales or profits for us. Our suppliers may choose not to maintain or increase the level of their investments in manufacturing capacity and product R&D or to fund advertising, marketing, promotional programs necessary to enhance the customer appeal of their products or their manufacturing efficiencies. The sales of new products generally decline over the products’ life cycle, with sales being higher early in the life cycle of the new products and decreasing over time as the new products age. We cannot predict the length of the life cycle for any new products we choose to distribute. Any failure by us and our suppliers to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance could have a material adverse effect on our business, results of operations or financial condition.

Even if we can successfully introduce enhanced existing products and new products in collaboration with suppliers, there is no guarantee that the markets for these products will progress as anticipated. If any of the markets in which our products compete do not develop as expected, our business, results of operations or financial condition could be materially adversely affected.

Resources devoted to product innovation may not yield new products that achieve commercial success.

Our ability to develop new and innovative products or identify and acquire new and innovative products from third-party manufacturers, depends on, among other factors, our ability to understand evolving market trends and translate our insights into identifying, and then designing and manufacturing or otherwise obtaining, commercially successful new products. If we are unable to do so, our relationships with our distributors and dealers and product sales could be harmed significantly. The recreation industry is characterized by rapid and frequent changes in demand for products. Our failure to accurately predict these trends could harm our relationships and cause us to fail to increase our revenues.

We rely on independent dealers and distributors to manage the retail distribution of many of our products.

We depend on the capability of independent dealers and distributors to develop and implement effective retail sales plans to create demand among retail purchasers for many of our products. If these independent dealers and distributors are not successful in these endeavors, we will be unable to maintain or increase our sales. Independent dealers and distributors may experience difficulty in funding their day-to-day cash flow needs and paying their obligations resulting from adverse business conditions, including weakened consumer spending or tightened credit. Inability to fund operations can force dealers and distributors to cease business, and we may not be able to obtain alternate distribution in the vacated market, which could negatively impact our sales through reduced market presence or inadequate market coverage. If a dealer or distributor defaults under any floorplan financing arrangements, we may be required to repurchase such dealer’s or distributor’s inventory. See “The inability of dealers and distributors to secure adequate access to capital could materially adversely affect our business, results of operations or financial condition.” In some cases, we may seek to terminate relationships with certain dealers or distributors, leading to a reduction in the number of dealers or distributors which carry our products. Being forced to liquidate a former dealer’s or distributor’s inventory of our products could add downward pressure on such products’ prices. Further, the unplanned loss of any independent dealers or distributors may create negative impressions of us or our products with retail customers and have a material adverse impact on our ability to collect wholesale receivables that are associated with that dealer or distributor. Also, if our dealer and distributor base were to consolidate, competition for the business of fewer dealers and distributors would intensify. If we do not provide product offerings at prices that meet the needs of dealers and distributors, or if we lose a substantial amount of our dealer and distributor base, our business, results of operations or financial condition could be materially adversely affected. Additionally, if we are unable to optimize or expand our dealer network in North America, part of our growth strategy will be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition.

We sell a majority of our products through distribution and dealer agreements. In general, distributors that are party to such agreements are contractually obligated to offer our products on an exclusive basis. In contrast, the dealers through which we sell our products also carry competing products. Occasionally, we may rely on dealers to service and repair our products. There can be no assurance that dealers will provide high quality repair services to our customers. If dealers fail to provide quality service to our customers, our brand identity and reputation may be damaged, which could have a material adverse effect on our business, results of operations or financial condition.

The inability of our dealers and distributors to secure adequate access to capital could materially adversely affect our business, results of operations or financial condition.

Our dealers and distributors require adequate liquidity to finance their operations and to purchase our products. Dealers and distributors are subject to numerous risks and uncertainties that could unfavorably affect their liquidity, including, among other things, continued access to adequate financing on a timely basis and on reasonable terms. We currently have agreements in place with two financing companies to provide inventory financing to dealers and distributors to facilitate their purchase of our products. These sources of financing are instrumental in our ability to sell products through our distribution network, as a significant percentage of our sales are done under such arrangements. Our business, results of operations or financial condition could be materially adversely affected if a decline in financing availability to its dealers and distributors occurs, or if financing terms change unfavorably. This could require us to find alternative sources of financing, including providing this financing directly to dealers and distributors, which could require additional capital to fund the associated receivables.

We depend on dealers, suppliers, financing sources and other strategic partners who may be sensitive to economic conditions that could affect their businesses, results of operations or financial condition in a manner that materially adversely affects their relationship with us.

We distribute products through numerous dealers and distributors. Therefore, we rely on third-party providers for the warehousing and distribution of our products and for IT services. Also, we have relationships with a limited number of sources of product financing for dealers and consumers. Therefore, our business, results of operations or financial condition could be materially adversely affected if a deterioration of economic or business conditions results in a weakening of the financial condition of a material number of our dealers and distributors, suppliers, or financing sources or if uncertainty about the economy or the demand for our products causes these business partners to voluntarily or involuntarily reduce or terminate their relationship with us.

We depend upon the successful management of inventory levels, both ours and that of our dealers, and any failure to successfully manage inventory levels could have a material adverse effect on our business, results of operations or financial condition.

We must maintain sufficient inventory levels to operate our business successfully. However, we must also guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain appropriate in-stock levels. The nature of certain of our product lines, including our ATV, UTV, and recreational boat product lines, requires us to purchase or manufacture products well in advance of the time they will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which may lead to excess inventory or to inventory shortages if supply does not meet demand. In addition, sales for many product lines are managed through long-term purchase commitments. We plan our inventory levels on an annual basis including planning for the introduction of new products based on anticipated demand, as determined by our market assessment based in part on communications with our dealers and other customers. If we do not accurately anticipate future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted, either through lost sales or through lower gross profit margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Any failure by us to maintain appropriate inventory levels could have a material adverse effect on our business, results of operations or financial condition.

Additionally, we must work with our dealers and distributors to ensure that they maintain appropriate inventory levels. If our dealers and distributors maintain insufficient inventory, it could result in lost sales. If they place additional orders for our products as sales materialize, we and our suppliers might be unable to respond rapidly to these demands resulting in lost sales. Conversely, if our dealers and distributors have excess inventory levels, it could result in lower gross profit margins due to demands on us to offer greater than anticipated discounts and markdowns. Thus, any failure by our dealers to maintain appropriate inventory levels could materially adversely affect our business, results of operations or financial condition.

We rely on third parties to manufacture many of the products we sell.

We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our recreational boats which we manufacture in our Dallas facility. Approximately, 58% of our purchases in the fiscal year ended December 31, 2022 and 63% of our purchases in the fiscal year ended December 31, 2023 were made from two suppliers, and, as of both December 31, 2023 and December 31, 2022, one supplier accounted for more than 30% of the Company’s total accounts payable respectively. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

We rely on freights to ship the products that we purchase from our suppliers based in China to our facility in Dallas, Texas and as such, we may face risks related to overseas freights cost fluctuation.

We have supply agreements with approximately 12 suppliers, one of which are based in the U.S. and 11 of which are based in China. Approximately 68% of the products we purchased in the fiscal year ended December 31, 2023, based on cost, were purchased from three suppliers in China of which 48% was purchased from a single supplier located in Shanghai, China.  Approximately 66% of the products we purchased in 2022, based on cost, were purchased from three suppliers in China of which 45% was purchased from a single supplier located in Shanghai, China. Due to the supply chain crisis in the years 2021 and 2022, the cost of our oversea freights increased significantly to double or even triple what it had been in the years 2020 and 2019. To offset these price increases, we increased the selling prices for the majority of our products. Since 2023, the cost of overseas freights has decreased substantially, though it still exceeds the cost prior to the supply chain crises. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese-based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China or that we will be able to raise our prices to offset increased freight cost in the future.

The majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China. Any disruption in the ability of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

We have supply agreements with approximately 12 suppliers, one of which are based in the U.S. and 11 of which are based in China. Approximately 68% of the products we purchased in the fiscal year ended December 31, 2023, based on cost, were purchased from three suppliers in China of which 48% was purchased from a single supplier located in Shanghai, China. Approximately 66% of the products we purchased in the fiscal year ended December 31, 2022, based on cost, were purchased from three suppliers in China of which 45% was purchased from a single supplier located in Shanghai, China. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China.

The Chinese government may intervene or influence the operations of any business located in China or the industry in which a business operates at any time, which could result in a material change to the operations of any or all our suppliers based in China. For example, the Chinese government recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will release regulations or policies that could adversely affect the business, financial condition, and results of operations of our Chinese suppliers.

China has been subject to political instability and dramatic changes in economic policies. The Chinese economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules, and the enforcement of laws by the Chinese government, may produce quick shifts in policy with little advance notice that could adversely affect our interests by interfering with the operations of our Chinese based suppliers. Although the Chinese government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic, and social environment.

As a majority of our products are manufactured by suppliers in China, and the Company only registers its patents in the U.S., our products may be subject to scrutiny during manufacturing in China.

Our patents applied to our products manufactured in China are only registered in the U.S., and we are not sure whether there are any similar technologies that are registered patents in China by other companies. Based on the relevant PRC laws, it is legal to build and assemble certain products within the territory of China without due registration of the intellectual property rights, as long as the products will not be disseminated in Chinese market. However, our products are manufactured by our suppliers in China, and we may not be able to efficiently regulate them not to apply our technologies on other products they manufactured. Therefore, there is a risk that our suppliers may be found in infringement of other companies’ intellectual property rights and therefore, their business operations may be halted, which in turn affect our normal supplying system.

We have suppliers based in Taiwan and the imports that we receive from Taiwan may be subject to certain risks of economic and policy changes in China that could adversely affect our business operations.

We also import our products from Taiwan. The sovereignty of Taiwan is a longstanding point of contention between China and the United States. The United States maintains unofficial relations with Taiwan, while also recognizing the “One China” policy of China, which acknowledges Beijing as the legitimate government of China. Both China and the United States have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

Our major supplier is a state-owned entity in China.

During 2022 and 2023, we purchased a majority of our products from Linhai Powersports, which is a state-owned entity (“SOE”) in China. A SOE is a legal entity that is established by the Chinese government to participate in commercial activities on the government’s behalf. As a SOE, Linhai Powersports is subject to the authority, direction, and mandates of the Chinese government, which may be influenced to a significant degree by the political, economic, and social conditions in China. The Chinese government continues to play a significant role in regulating industries within China by imposing industrial policies, providing subsidies, and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results.

There is no assurance there will not be disruptions to trade between China and the United States

In the recent past, the governments of the United States and China have each imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries. There is no assurance that either of these governments will not take similar actions in the future which limit the number of products we may acquire from suppliers based in China or increase the cost of such products. Any such action could limit our sales or decrease our margins, which may adversely affect our business and operating results.

We may not be able to successfully maintain our strategy of relying upon offshore manufacturers.

We continually aim to lower operational costs, increase operational efficiencies and lower costs of acquiring inventory. We believe that reliance upon flexible offshore low-cost product manufacturers mainly based in China is a key element to enable improvements in our ability to respond to customers in a cost-effective manner. Our success in implementing this strategic plan is dependent on the involvement of management, production employees, suppliers, and the stability of China economically and politically. Any inability to achieve this priority could materially adversely impact our business, results of operations or financial condition by disrupting our ability to deliver appropriately priced products to customers at the right time. Any disruption to anticipated levels of productivity and operational efficiencies in the operations of the manufacturers from which we purchase products could have a material adverse impact on our business, results of operations or financial condition.

Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business, results of operations or financial condition.

Because we rely upon overseas manufacturers for many of our products, we are particularly susceptible to disruptions in our supply chain. We cannot be certain that we will not experience supply problems, such as the untimely delivery of, or defects or variations in, completed products or parts or components of our products. We obtain a portion of our products from either a sole supplier or a limited number of suppliers, mostly based in China. If these supply arrangements were terminated or interrupted for any reason, we could have difficulty establishing substitute supply arrangements on a timely basis or on satisfactory terms. For example, due to the city lockdown in China where most of our suppliers are, our stock supply was disrupted from May to July 2022. Our ability to re-supply our inventory resumed in August 2022, but we estimate that we lost about $1.5 million of sales as a result of this supply disruption. Problems with our supplies or supply arrangements could have a material adverse effect on our business, results of operations or financial condition. This situation could be further aggravated if we are overly dependent on a few key suppliers. Moreover, our profitability could be affected by significant fluctuations in the prices of the raw materials, parts, and components that our suppliers purchase to manufacture products. While our business has been impacted by rising inflation, our management does not believe that it has had a material negative impact on our business and results of operations. In recent years, our China-based suppliers have increased the cost of their products as a result of inflation. However, these increases have thus far been offset by the exchange rate fluctuation of the Chinese RMB, which has resulted in there being no material change to our costs. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

The high cost of delivering our recreational boats may limit the geographic market for these products.

The cost of delivering a Pontoon Boat is substantial relative to its purchase price. Consequently, many purchasers of our pontoons arrange to pick up their boats at our facility in Dallas and it may be difficult to sell to reach customers located at substantial distances from our facilities. This may limit our ability to increase sales of our pontoons without opening new manufacturing facilities.

Higher fuel costs can materially adversely affect our business, results of operations or financial condition.

Higher fuel costs increase the transportation cost both of acquiring our inventory and shipping products to customers. Increases in energy costs can also adversely affect the pricing and availability of petroleum based raw materials. There is no guarantee that we will be able to pass such higher costs to customers, and so an increase in such costs could have a material adverse effect on our business, results of operations or financial condition. Also, higher fuel costs, whether petroleum based or electric, increase the cost of owning and operating many of our products, which can reduce demand for them and so materially adversely affect our business, results of operations or financial condition.

Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business, results of operations or financial condition.

Changes in economic conditions could result in a deterioration or increased volatility in the credit and lending markets, which could adversely impact the consumers who purchase our products and rely upon financing for such purchases. If financing is not available to consumers or dealers on satisfactory terms, it is possible that our business, results of operations or financial condition could be materially adversely affected. In addition, concerns regarding the debt ceiling of the United States and budget deficit resulting in the downgrade of the United States government’s credit rating and the impact of additional credit agency downgrades could have a material adverse effect on worldwide economic conditions, the financial markets, and the availability of credit and, consequently, have a material adverse effect on our business, results of operations or financial condition.

We may require additional capital which may not be available.

We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of our IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets.

If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations, and asset sale transactions. Equity financing may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient, or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

Our business depends on the continued contributions made by Mr. David Shan, our founder, Chairman and Chief Executive Officer. The loss of his services may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our founder, Chairman and Chief Executive Officer, Mr. David Shan. If Mr. Shan cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operational results.

Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.

In addition to Mr. Shan, we currently depend on the continued services and performance of key members of our management team. Many of our senior executives have extensive experience in our industries and with our business, products, distributors and dealers, and the markets for our products. The loss of the technical knowledge, management expertise and knowledge of our operations possessed by one or more members of the core management team could result in a diversion of management resources, as the remaining members of management would need to cover the duties of any senior executive who leaves us and would need to spend time usually reserved for managing our business to search for, hire and train new members of management. The loss of some or all our senior executives could negatively affect our ability to develop and pursue our business strategy, which could materially adversely affect our business, results of operations or financial condition. We do not maintain “Key Employee” insurance on any members of our management team.

In addition, our success depends to a large extent upon our ability to retain skilled employees at rates which enable us to maintain our margins. There is intense competition for qualified and skilled employees, and our failure to recruit, train and retain such employees at appropriate rates of compensation, if at all, could have a material adverse effect on our business, results of operations or financial condition.

Our management team has no experience operating a company with publicly traded shares.

Mr. David Shan, our founder and principal shareholder, relocated to the United States from China in 1995. Mr. Shan and the members of our senior management team have never operated a company with shares traded in the public markets and consequently, is not familiar with many of the requirements applicable to a public company with shares listed on Nasdaq. Our management and other personnel will need to devote a substantial amount of time to ensure compliance with these requirements and we anticipate that we may need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. We anticipate that compliance with these rules and regulations will increase our legal, accounting, and financial compliance costs substantially.

If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers, which could adversely affect our revenues and financial performance.

We will invest significant resources to promote our brand names to obtain favorable recognition for us and our products among the public and, in particular, prospective distributors and dealers. We may not be able to attract and retain a robust network of distributors and dealers or a significant customer base, which could in turn adversely affect our business, results of operations or financial condition.

Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images, reputation, and ability to penetrate new markets.

We believe that our trade names and trademarks and patents are important assets and an essential element of our strategy. We have applied for the registration of many of our trade names, trademarks, and patents in the United States. Some of these applications have been granted and some of these registrations are currently pending approval from the corresponding departments. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability, and the market price of our common stock.

We may be unable to protect our intellectual property or may incur substantial costs because of litigation or other proceedings relating to the protection of our intellectual property.

Our success depends in part on our ability to protect our patents, trademarks, copyrights, trade secrets, and other intellectual property from unauthorized use by others. If substantial unauthorized use of our intellectual property rights occurs, we may incur significant costs in enforcing such rights by prosecuting actions for infringement, particularly considering that policing unauthorized use of our intellectual property may be particularly difficult outside North America. Such unauthorized use could also result in diversion of management resources devoting attention to these matters at the expense of other tasks related to our business. Others may also initiate litigation to challenge the validity of our intellectual property, or allege that we are infringing their intellectual property. If our competitors initiate litigation to challenge the validity of our intellectual property, or allege that we infringe theirs, we may incur substantial costs to defend our rights. If the outcome of any such litigation is unfavorable, our business, results of operations or financial condition could be materially adversely affected. We cannot be sure that any patents we have obtained or may obtain, or other protections such as confidentiality and trade secrets, will be adequate to prevent imitation of our products and technology by others. If we are unable to protect our technology through the enforcement of our intellectual property, our ability to compete based on technological advantages may be harmed. If we fail to prevent substantial unauthorized use of our intellectual property, we risk the loss of certain competitive advantages, which could have a material adverse effect on our business, results of operations or financial condition.

Some of our competitors have significantly more resources to direct toward developing and patenting new technologies. It is possible that our competitors will develop patent equivalent or superior engine technologies and other products that compete with our products. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which could harm our competitive position and may materially adversely affect our business, results of operation or financial condition.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business, results of operations or financial condition.

We provide a limited warranty against defects for all our products for a period generally varying from 30 days to one year. We also provide a limited emissions warranty for certain emissions-related parts in its products as required by the United States Environmental Protection Agency. Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement, or that needs to be recalled. Our standard warranties require dealers to repair or replace defective products during such warranty periods at no cost to the consumer. We record provisions in our financial statements based on an estimate of product warranty claims, but there is the possibility that actual claims may exceed these provisions and therefore negatively impact earnings. We could make major product recalls or could be held liable should our products not meet safety standards or statutory requirements on product safety or consumer protection.

In addition, the risks of a product recall may be aggravated if production volumes increase significantly, supplied products do not meet our standards, or we fail to perform our risk analysis systematically or product-related decisions are not fully documented. Historically, product recalls have been administered through our dealers and distributors. The repair and replacement costs that we could incur in connection with a recall could have a material adverse effect on our business, results of operations or financial condition. Product recalls could also harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our Company’s products, which could have a material adverse effect on our business, results of operations or financial condition.

The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our reputation and business, results of operations or financial condition.

Our business operations utilize a variety of cloud-based IT systems. We are dependent on these systems for all commercial transactions, dealership and distributorship interactions, and supply chain and inventory management. Although (i) have established a firewall for our network, (ii) conduct regular system updates and employee trainings, (iii) regularly backup our data and (iv) have established appropriate contingency plans to mitigate the risks associated with a failure of our IT systems or a security breach, if one of our key IT systems were to suffer a failure or security breach this could have a material adverse effect on our business, results of operations or financial condition. Further, we rely on third parties for certain IT services. If an IT service provider were to fail or the relationship with us were to end, we might be unable to find a suitable replacement in a timely manner, and our business, results of operations or financial condition could be materially adversely affected. We continually modify and enhance our IT systems and technologies to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our manufacturing and other business processes. When implemented, the systems and technologies may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our business, results of operations or financial condition.

We and our dealers and distributors receive and store personal information in connection with human resources operations, credit operations, warranty management, marketing efforts and other aspects of our businesses. Additionally, we exchange information with numerous trading partners across all aspects of our operations. Any security breach of our IT systems or those of our dealers, distributors and trading partners could result in disruptions to our operations or erroneous transactions. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately materially adversely affect our business, results of operations or financial condition.

As of the date of this Report, we have not experienced a material cyber security incident.

Retail sales of our new products may be materially adversely affected by declining prices for used versions of our products or the supply of new products by competitors in excess of demand.

We have observed that when prices for used versions of our products have declined, it has had the effect of reducing demand among retail purchasers for new versions of our products (at or near manufacturer’s suggested retail prices). Also, while we take steps designed to balance production volumes for our products with demand, our competitors could choose to supply new products to the market in excess of demand at reduced prices which could also reduce demand for new versions of our products. Reduced demand for new versions of our products could lead to reduced sales, which could materially adversely affect our business, results of operations or financial condition.

Our results of operations fluctuate from quarter to quarter and from year to year as they are affected, among other things, by the seasonal nature of some of our product lines.

Our results of operations experience substantial fluctuations from quarter to quarter and year to year. A portion of our sales revenue generated from Massimo Marine has seasonable sales pattern. For the fiscal years ended December 31, 2023 and 2022, our revenue generated from the Massimo Marine made up approximately 10.2% and 9.8% of our total revenue, respectively. In general, retail sales of our products are highest in their particular season of use and in the immediately preceding period. For example, retail sales for ATVs and boats will be highest in winter and spring. Revenues in the first half of the fiscal year have generally been lower than those in the second half. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand, the introduction of new products and models and production scheduling for particular types of products. Any negative economic conditions that occur during the months of traditionally higher sales of a given product could have a disproportionate effect on our results of operations for the entire fiscal year. In addition, our dealers and distributors may modify orders, change delivery schedules, or change the mix of products ordered. We may also make strategic decisions to deliver and invoice products at certain dates to lower costs or improve supply chain efficiencies or may be forced to do so because of supply chain issues or disruption. As a result, our results of operations are likely to fluctuate significantly from period to period such that any historical results should not be considered indicative of the results to be expected for any future period. In addition, we incur significant additional expenses in the periods leading up to the introduction of new products which may also result in fluctuations in our results of operations. Our annual and quarterly gross profit margins are also sensitive to a number of factors, many of which are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect will continue. This seasonality in revenues, expenses and margins, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, tariffs, free-trade arrangements, geopolitical uncertainty, the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, could materially adversely affect our business, results of operations or financial condition.

We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution and other issues that could cause us to incur fines or penalties or increase our operating costs.

We are subject to federal, provincial, state local, and municipal laws, rules and regulations in Canada and the United States regarding product safety, health, environmental and noise pollution and other issues that could cause us to incur fines or penalties or increase our operating costs, all of which could have a material adverse effect on our business, results of operations or financial condition. A failure to comply with, or compliance with, any such requirements or any new requirements could result in increased expenses to modify our products, or harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. Certain jurisdictions require or are considering requiring a license to operate certain of our products. While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing sales. Our products are also subject to laws, rules and regulations imposing environmental, noise emission, zoning and permitting restrictions, which laws, rules and regulations are subject to change and may limit the locations where our products may be sold or used or restrict their use during certain times or on certain conditions. Since the beginning of the COVID-19 pandemic, we have had to adapt health and safety measures throughout our facilities to comply with changing local regulations in connection with the COVID-19 health crisis, resulting in incremental costs. Additional costs and investments might be required in the future if new regulations or restrictions are put in place.

Climate change is receiving increasing attention worldwide. A perceived consensus among scientists, legislators and others regarding the impact of increased levels of greenhouse gases, including carbon dioxide, on climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Greenhouse gas regulations could require us to purchase allowances to offset our emissions or result in an overall increase in costs of raw materials or operating expenses, any of which could reduce competitiveness in a global economy or otherwise have a material adverse effect on our business, results of operations or financial condition. Many of our suppliers face similar circumstances. Moreover, we and our suppliers may face greater regulatory or customer pressure to offer products that generate less emissions. This may require the expenditure of significant funds on R&D implementation and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage. The development of such products may also present challenges in maintaining the look, sound and feel of our products. While additional regulations of emissions in the future appear likely, it is too early to predict whether such regulation could ultimately have a material adverse effect on the our business, results of operations or financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a risk of lawsuits alleging product liability claims. We may be sued if any of our products allegedly causes injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and resources;

●	substantial monetary awards to trial participants or customers; and

●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

We currently maintain product liability insurance. However, there is no guarantee that that such insurance will remain affordable or be sufficient. If we are unable to retain sufficient product liability insurance coverage, it could prevent or inhibit the commercialization of products we intend to market. Even if we maintain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable. We may be forced to cover the costs of certain realized risks which may have a material adverse effect on our business, results of operations or financial condition.

An adverse determination in any significant product liability claim could materially adversely affect our business, results of operations or financial condition.

The development, manufacture, sale and use of our products exposes us to significant risks associated with product liability claims. If our products are defective or used incorrectly by consumers, it may result in bodily injury, property damage or other injury, including death, which could give rise to product liability claims against us. Changes to our suppliers’ manufacturing processes and the production of new products could result in product quality issues, thereby increasing the risk of litigation and potential liability. Further, we have limited control over the design, manufacture, and assembly, processes because these are undertaken by our suppliers. Any losses that we may suffer from any liability claims and the effect that any product liability litigation may have upon the brand image, reputation and marketability of our products could have a material adverse impact on our business, results of operations or financial condition.

We have three (3) pending litigation cases as of April 12, 2024. No assurance can be given that our historical claims record will not change, that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess of our indemnities and insurance coverage. Our records provision for known potential liabilities, but there is the possibility that actual losses may exceed these provisions and therefore negatively impact earnings. Also, we may not be able in the future to adequately insure our product liability and warranty risk or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, results of operations or financial condition.

We have been in the past and may be in the future subject to several litigation proceedings relating to defective products that have caused property damage, physical injury and death. These proceedings may negatively affect our reputation, hurt the perception of our products being safe and subject us to damages.

From 2017 to 2023, we have been subject to over fifty (50) litigation proceedings relating to: accidental fires, defective steering mechanisms, faulty batteries and braking systems, bad engines and other issues of product design and/or manufacturing defect. Some of these proceedings were filed pursuant to the plaintiffs experiencing death, injury or property damage. While we have been able to settle the vast majority of these claims, there remains a possibility that these past claims may adversely affect the future ability to sell our products. Distributors, dealers and customers may perceive our products to be unsafe or poorly built and may refuse to carry them in stores or purchase them for personal use. We may be subject to similar litigation proceedings in the future which may result in additional damages and a poor reputation among our distributors, dealers and customers. This could have a material adverse effect on our business, results of operations or financial condition. See “An adverse determination in any significant product liability claim could materially adversely affect our business, results of operations or financial condition.”

We have been in the past and may be in the future subject to regulatory inquiries with respect to the safety of our products and compliance with business regulations. These inquiries may negatively affect our reputation, hurt the perception of our products being safe and subject us to costly penalties.

We are subject to a variety of federal, state and local laws which regulate our business. These laws include consumer safety protection laws, laws regulating the registration and licensing of motor vehicles, state lemon laws, the Uniform Commercial Code, the Magnuson-Moss Warranty Act and other such laws regulating the motorsports vehicle industry.

In the past we have been subject to regulatory inquiries from institutions such as the Missouri Office of the State Attorney General, the California Air Resources Board, the Pennsylvania State Board of Vehicle Manufacturers, Dealers and Salespersons and the U.S. Consumer Product Protection Commission. On at least one occasion, we have received punitive action by the U.S. Consumer Product Protection Commission in the form of a Stop Sale order. The order required us to halt the sale of our Electric Balance Bike due to issues concerning excessive lead content and the lack of a child safety certificate. Stop Sale orders may adversely affect our ability to sell popular products and may cause us to have a poor reputation with the retailers, distributors and dealerships that may carry our products. If such past or future inquiries were to become publicized, it could negatively affect consumers’ perception of our brand and may lead to a significant decrease in sales.

Any failure to adhere to the regulations and laws of federal, state and local institutions may result in costly fines, loss of license to do business in a particular jurisdiction and other severe penalties. These penalties could have a material adverse effect on our business, results of operations or financial condition. The burden of compliance with such regulations and laws may come at significant time and expense and despite our best efforts to comply, we may still be subject to regulatory inquiry and sanction.

Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire. This may have a materially adverse effect on our business, results of operations or financial condition.

Each state within the United States maintains its own licensing regime with respect to vehicular sales. The applicable fees and compliance rules may prove too costly for us and senior management may choose to permit our license-to-do-business in certain states to expire. We may make such a decision based on the costs outweighing the benefits, although our judgment may prove incorrect, and we may forfeit the possibility of significant profit by withdrawing from a certain state. Poor decision-making with respect to allowing certain licenses to expire or to maintaining them indefinitely may have a materially adverse effect on our business, results of operations or financial condition.

We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with our suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.

In the past, we have not made use of confidentiality agreements with our employees, customers, consultants and other parties to protect proprietary information or trade secrets. We intend to rely on such confidentiality agreements on a go-forward basis. Current and former employees not covered under confidentiality agreements may divulge our proprietary information or trade secrets. The release of such proprietary information or trade secrets could adversely affect our business and results of operations. Additionally, for individuals covered by future confidentiality agreements, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our proprietary information or trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel at the expense of other tasks related to our business.

Unionization activities may disrupt our operations and increase our costs.

Although none of our employees are currently covered under collective bargaining agreements, our employees or that of our suppliers, distributors or retailers may elect to be represented by labor unions in the future. If a significant number of our employees or that of our suppliers, distributors or retailers were to become unionized and collective bargaining agreement terms were significantly different from our or our suppliers’, distributors’ or retailers’ current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our or that of our suppliers, distributors, retailers or employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Our business could be materially harmed by epidemics, pandemics such as the COVID-19 pandemic, and other outbreaks and public health emergencies.

In March 2020, the World Health Organization announced that infections caused by COVID-19 had become a pandemic. Economies throughout the world, including those of the United States and China, were severely disrupted by the effects of the pandemic and the quarantines, stay at home orders, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the COVID-19 Pandemic. These lockdowns and any accompanying travel restrictions adversely impacted many industries in China and disrupted the supply chains on which we and other businesses relied upon. We temporarily closed our offices and production facilities partially in March 2020, as required by relevant local authorities. Our offices reopened in April 2020 upon approval from the local governments. Due to the extended lock-down and self-quarantine policies in Dallas, Texas, we experienced a business disruption during the lock-down period from early March to June 2020. and have since been picking up slowly after China reopened businesses nationwide. From July 2020, due to the effective containment of COVID-19 in the United States, we resumed our full operation. Then due to the city lockdown in China where most of our suppliers are, our stock supply was disrupted from May to July 2022. Our ability to re-supply our inventory resumed in August 2022. We estimate that we lost about $1.5 million of sales as a result of this supply disruption. We cannot forecast with any certainty the extent to which our business or the manufacturers on which we rely for products may be negatively impacted by an increase in cases as a result of the spread of a new COVID-19 variant or a new pandemic and restrictions imposed by governments or voluntarily undertaken in response to any such event. Any such disruption may materially impact our business, results of operations or financial condition.

Furthermore, even after an outbreak has subsided, we may experience impacts to our business as a result of the global economic impact of the outbreak, including any economic downturn or recession or other long-term effects that have occurred or may occur to us, our customers and vendors in the future.

Natural disasters, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events could materially adversely affect our business, results of operations or financial condition and the market for stocks globally.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in U.S.-China relations, or similar disruptions could materially adversely affect our business, results of operations or financial condition. These events could result in physical damage to one or more of our properties or the properties of our suppliers and distributors, increases in fuel or other energy prices, temporary or permanent closure of one or more of our facilities or the facilities of our suppliers and distributors, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, product parts and components, temporary disruption in transport to and from overseas, especially China, and disruption to our information systems, and, ultimately, have a material adverse impact on our business, results of operations or financial condition.

The occurrence of one or more natural disasters, such as hurricanes and earthquakes, unusually adverse weather, pandemic outbreaks, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in U.S-China relations, or similar disruptions could materially adversely affect the financial markets. The price of our common stock may decline significantly if such an event were to occur, in which case you may lose your investment.

Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.

We have a team of sales representatives which works with our dealers and distributors and to coordinate sales and distribution of our products through their channels. To execute our expansion into new markets, it is important to attract, employ, and maintain talented sales representatives. Even if we attract new talented sales representatives, there is no guarantee that we can maintain the talented individuals. Our inability to maintain a roster of talented sales representatives may adversely affect our business and planned expansion into new markets.

Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels regionally and nationally may adversely affect our business and our plans to expand our market.

We rely on our local and regional sales representatives to assist us with establishing strategic partnerships with dealers and distributors located in new geographic areas. A critical component of our expansion plan is our sales representatives’ ability to successfully establish new strategic partnerships in the Northeast, West, Southeast, and Midwest of the United States. Even if we establish new strategic partnerships, there is no guarantee that we can maintain successful relationships with the new dealers and distributors or that our partners will yield additional revenue and profits based on sales.

U.S. policies granting farmers incentives may cease and farmers represent a large percentage of our revenue.

In fiscal year ended December 31, 2023 and 2022, approximately 30 % and 25% of our consumers were farmers, respectively. As a supplier to farmers, we are aware that farmers rely on U.S. governmental programs to fund the purchase of supplies from us and operate their business. For example, the U.S. Department of Agriculture (“USDA”) has a variety of grants and subsidies. The USDA offers farming producers and agricultural businesses funding through its Pandemic Assistance for Producers initiative. The USDA’s program, The Food Safety Certification for Specialty Crops program provides up to $200 million in assistance for specialty crop producers who incur eligible on-farm food safety program expenses to obtain or renew a food safety certification in calendar years 2022 or 2023.

In addition to USDA, various other regulatory entities at the federal and state level offer grants and subsidies, which some of our consumers rely on to purchase our products. Most government incentives contain terms. Once the term of the program expires, there is no guarantee that the program will be extended. If the United States’ policies granting farmers incentives are not available to our farming consumers, then we may lose consumers and this would adversely affect our business.

Risks Relating to Our Securities

An active trading market for our common stock may not develop or be sustained.

Prior to the commencement of trading of our common stock on April 2, 2024, no public market for our common stock existed. Although our common stock is listed on Nasdaq, an active trading market for our common stock may not develop, or if developed, be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares.

Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

Massimo Group is a holding company.

We, Massimo Group, are a holding company and our only significant assets are the membership interest and capital stock of our subsidiaries. As a result, we are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through its subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distribution to us.

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (“SEC”);

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	speculation in the press or investment community;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities; and

●	changes in general market and economic conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;

●	changes in interest rates;

●	macroeconomic conditions, both nationally and locally;

●	changes in consumer preferences and competitive conditions;

●	expansion to new markets;

●	increases in infrastructure costs; and

●	in commodity prices.

Unanticipated fluctuations in our quarterly operating results could result in a decline in our stock price.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

If, after listing, we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Assuming our common stock will be listed on Nasdaq, our common stock will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Furthermore, if we were no longer listed on Nasdaq, our common stock would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We have no current plans to pay cash dividends on our common stock for the foreseeable future, and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Dividends.”

There can be no assurance that we will ever provide liquidity to our investors through a sale of our company.

While acquisitions of manufacturing and distribution companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our Company will take place, or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our Company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

Our management will have broad discretion in how we use the net proceeds of our IPO and might not use them effectively.

Our management will have considerable discretion over the use of proceeds from our IPO. You will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used in a manner which you may consider most appropriate. Our management might spend a portion or all of the net proceeds from our IPO in ways that our stockholders do not desire or that might not yield a favorable return. The failure by our management to apply these funds effectively could harm our business. Furthermore, you will have no direct say on how our management allocates the net proceeds of our IPO. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Our founder and principal shareholder has substantial influence over our Company. His interests may not be aligned with the interests of our other shareholders, and he could prevent or cause a change of control or other transactions.

Mr. David Shan owns 77.7% of our outstanding shares. Accordingly, Mr. Shan will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Mr. Shan will also have the power to prevent or cause a change in control. Without the consent of Mr. Shan, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. In addition, Mr. Shan could violate his fiduciary duties by diverting business opportunities from us to himself or others. The interests of Mr. Shan may differ from the interests of our other shareholders. The concentration in the ownership of our common stock shares may cause a material decline in the value of our common stock.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

Sales of substantial amounts of our common stock in the public market, including sales made of any shares pledged for a loan by any holder of a significant number of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Our common stock is freely tradable without restriction or further registration under the Securities Act of 1933, as amended (“Securities Act”), and shares held by our existing shareholders may also be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act and the applicable lock-up agreements. In connection with our IPO, we and each of our directors and officers named in “Item 10. Directors, Executive Officers and Corporate Governance” have agreed not to sell any common stock for 180 days from April 1, 2024 without the prior written consent of the Underwriter, subject to certain exceptions. However, the Underwriters may release these securities from these restrictions at any time, subject to applicable regulations of the Financial Industry Regulatory Authority, Inc. (“FINRA”). We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

We incur significant increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company, we now incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, has imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, compliance with these rules and regulations increase our legal, accounting and financial compliance costs substantially. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain our current levels of such coverage. These increased costs require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings;

●	changes in tax laws, regulations or interpretations thereof; or

●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by federal, state and local authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to our operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for our operations, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the fair value is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, this could have a material adverse effect on the results of our operations.

As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company,” we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, qualify for exemptions from certain corporate governance requirements.

David Shan, our Chief Executive Officer and Chairman of the Board of Directors holds approximately 77.7% of the voting power in us (or approximately 77.3% if the underwriters exercise their option to purchase additional shares in full) and, as a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. For so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not plan to take advantage of the exemptions provided to controlled companies, which include

●	our Board of Directors is not required to be comprised of a majority of independent directors;

●	our Board of Directors is not subject to the compensation committee requirements; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

●	our Board of Directors is not required to be comprised of a majority of independent directors;

The controlled company exemptions do not apply to the audit committee requirement or the requirement for executive sessions of independent directors. We are required to disclose in our annual report that we are a controlled company and the basis for that determination. Although we do not plan to take advantage of the exemptions provided to controlled companies, we may in the future take advantage of such exemptions. Our status as a controlled company could cause our securities to be less attractive to certain investors or otherwise adversely affect our securities’ trading price.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

The anti-takeover provisions of the Nevada law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. Our Articles of Incorporation and our Bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our Board of Directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful. In addition, our Articles of Incorporation and Bylaws:

●	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	provide that special meetings of stockholders may only be called by our Chairman and/or President, our Board of Directors or a super-majority (66 or 2/3%) of our stockholders;

●	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

●	not provide stockholders with the ability to cumulate their votes; and provide that only a super-majority of our stockholders (66 or 2/3%) may amend our amended and restated bylaws.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a publicly traded company, we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Our independent registered public accounting firm is not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

If we identify weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. As of December 31, 2023, we and our independent registered public accounting firm identified two material weaknesses, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, we identified the material weakness related to (1) lack of sufficient in-house personnel in our accounting department with sufficient knowledge of the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC reporting rules, and (2) Inadequate segregation of duties resulting from limited accounting staff and resources. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring additional staff, (ii) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; and (iii) strengthening the supervision and controls on our comprehensive accounting policies and procedures manual in accordance with U.S. GAAP. Measures that we implement may not fully address the material weakness in our internal control over financial reporting and we may not be able to conclude that the material weakness has been fully remedied.

Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes against us, or our directors and officers.

Our Bylaws require, to the fullest extent permitted by Nevada law, that unless we consent in writing to the selection of an alternative forum, the Second Judicial District Court of Washoe County of the State of Nevada (the “Court”) shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, any director or the Company’s officers or employees arising pursuant to any provision of the NRS, Chapters 78 or 92A of the NRS or our Nevada Articles of Incorporation or our Bylaws, or (iv) any action asserting a claim against the Company, any director or the Company’s officers or employees governed by the internal affairs doctrine. However, each of these clauses (i) through (iv) will not apply to any claim (x) as to which the Court determines that there is an indispensable party not subject to the jurisdiction of the Court (and the indispensable party does not consent to the personal jurisdiction of the Court within ten (10) days following such determination), (y) for which the Court does not have subject matter jurisdiction, or (z) which is vested in the exclusive jurisdiction of a court or forum other than the Court, including pursuant to Section 27 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which provides for exclusive federal jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such the exclusive jurisdiction clauses set forth above would not apply to such suits.

Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our cybersecurity risk management program is designed to align with industry-standard cybersecurity frameworks and includes processes related to each of the following functions: identification, protection, detection, response, and recovery. Examples of relevant processes include steps for: assessing the severity of a cybersecurity threat; identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider; implementing cybersecurity countermeasures and mitigation strategies; and remediating and escalating cybersecurity incidents using cross-functional expertise. Our cybersecurity risk management program also includes risk-based processes related to overseeing and identifying cybersecurity risks associated with the use of third-party providers, including processes related to: conducting cybersecurity assessments of third-party service providers, including cybersecurity obligations in contract with third-party service providers; and receiving and responding to notification of cybersecurity incidents of third-party service providers. Our cybersecurity team engages third-party security experts to assist with our processes for assessing, identifying, and managing risks from cybersecurity threat, including, for example, assessment of the maturity of our cybersecurity risk management program, penetration testing, employee awareness testing, phish testing, and incident monitoring and response, including conducting tabletop exercises.

Our cybersecurity risk management program is under the direction of IT manager, who has master degree in IT management. The IT manager receives reports from our cybersecurity team on the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Executive Cybersecurity Council meets as appropriate and receives updates from IT manager regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including learnings from external cybersecurity incidents.

Our full Board of Directors provides oversight of our cybersecurity risk management program and will receive updates on the program from IT manager on a quarterly basis, or more frequently as appropriate. Those updates will include information regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including any learnings from external cybersecurity incidents.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Relation to our Business, Strategy, and Industry” in Report.

Item 2. Properties.

Our executive offices are located at 3101 W Miller Road, Garland, Texas 75041., and our telephone number is (877) 881-6376. The cost for our use of this space is 95,000 per month plus property tax and insurance. We consider our current office space adequate for our current operations.

At those offices is also our 286,000 sq. ft. facility of which 220,000 sq. ft. is dedicated to Massimo Motor Sports and 66,000 sq. ft. to Massimo Marine. Our facility is adjacent to seven acres for boat storage, which houses a design center, two assembly lines, our parts department, a test track, dyno, and over 30 loading docks. In addition to serving as the manufacturing facility for our Pontoon Boats, the facility is equipped to quickly palletize and shrink wrap ATVs and UTVs so that most orders can be shipped to stores or distributors within three days.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of April 15th, 2024, we are party to three (3) legal proceedings.

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

In September 2020, Taizhou Nebula Power Co. Ltd. (“Nebula”) filed suit against us in the Dallas County District of Texas. Nebula has alleged that we owe them $2,343,868.60 for products that it shipped to us from 2017 to 2019. Nebula also seeks undefined damages they claim were caused by our failure to hit certain sales targets pursuant to the Distribution Agreement signed by both parties. We have filed a counterclaim against Nebula alleging that its sales to other distributors in the United States is in violation of the Distribution Agreement. The case is currently in the fact discovery phase. The court has not yet set a trial date, but we anticipate that the trial will begin in April or May 2024.

Massimo Motor Sports, LLC v. Shandong Odes Industry

On September 13, 2021, we filed suit against Shandong Odes Industry (“Shandong”) and other defendants in the United States District Court for the Northern District of Texas. We are pursuing various claims against the defendants, including those based on the infringement of our trademarks, Shandong’s breach of an Exclusive Distribution Agreement by selling ATVs to other distributors in the U.S. and its tortious interference with respect to the employment agreement of a former employee of our company and the misappropriation of trade secrets. We are seeking injunctive relief and over $40,000,000 in damages. The court recently vacated the November 27, 2023 trial date and said that it would reset the trial date after ruling on the motions for summary judgment.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunyinh Vehicle Co., Ltd. (“Zhejiang”) filed suit against us and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite us being one of the ten entities that plaintiff has sued, we have had minimal interactions with Zhejiang. We have not purchased any products from Zheijang, and we intend to file a motion to dismiss for lack of personal jurisdiction and failure to state a claim.

In the opinion of our management, these cases, if determined adversely to us, would not individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

In the past, we have also been subject to over fifty (50) legal proceedings encompassing: employment disputes, personal injury and wrongful death lawsuits, property damage lawsuits, product liability and manufacturing defect lawsuits and contractual disputes with our suppliers, distributors, customers, an on-site security provider, a freight shipping company and a previous law firm. These cases also include an inquiry by the Missouri Office of the Attorney General and the Pennsylvania State Board of Vehicle Manufacturers, Dealers and Salespersons. We do not believe that these past cases will have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we cannot assure you that past litigation will not have an impact on our present reputation or goodwill among dealers, distributors and customers.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our shares of common stock are traded on Nasdaq under the symbol “MAMO.” Our shares of common stock commenced public trading on April 2, 2024.

(b)	Holders

On April 11, 2024, there were 21 holders of record of our shares of common stock.

(c)	Dividends

As of the date of this Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, the general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of December 31, 2023, regarding our common stock that may be issued under the Company’s 2024 Equity Incentive Plan (the “Incentive Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Incentive Plan		$

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our IPO, see the section titled “Use of Proceeds” in our Registration Statement on Form S-1/A, as filed with the SEC on March 1, 2024. There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement on Form S-1/A.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.” All amounts included herein with respect to the fiscal years ended December 31, 2023 and 2022 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP.

Overview of Company

Massimo Group is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, the Chairman of the Board and Chief Executive Officer, is the controlling shareholder (the “Controlling Shareholder”) of the Company.

A Reorganization of the legal structure was completed on June 1, 2023. the Controlling Shareholder transferred his 100% equity interest in Massimo Motor and 100% equity interest in Massimo Marine to Massimo Group. After this reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor and Massimo Marine.

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same Controlling Shareholder, and therefore, the Reorganization is considered as a recapitalization of entities under common control in accordance with ASC 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

Massimo Group currently generates most of its revenues from the sales of UTVs and ATVs, which represent 89.8% and 90.2% of total revenue for the years ended December 31, 2023 and 2022, respectively. We also generate revenue from the sales of Pontoon Boats, which represented 10.2% and 9.8% of our revenue for the for the years ended December 31, 2023 and 2022, respectively.

Trends and Key Factors that Affect Operating Results

We believe the most significant factors that affect our business and results of operations include the following:

●

Risk of intense competition in the industry - The Powersports Vehicles and Boat Industry is highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing joint advertising programs and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. If we are not able to compete with new products, product features or models comparable or superior to those of our competitors, or attract new dealers, our business, results of operations or financial condition could be materially adversely affected.

We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

●	Risk of economic and policy changes within China – We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our recreational boats which we manufacture in our Dallas facility. For the year ended December 31, 2023, we purchased approximately 63% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation – The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2023, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation – In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonable sale of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonable sales pattern. For the years ended December 31, 2023 and 2022, our revenue generated from Massimo Marine was approximately 10.2% and 9.8% of our total revenue, respectively.

Results of Operations

For the years ended December 31, 2023 and 2022

The following table summarizes the results of consolidated statements of operations and comprehensive income for the for the years ended December 31, 2023 and 2022 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the years ended December 31,
	2023		2022
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$115,037,544	100.0%	$86,527,534	100.0%	$28,510,010	32.9%
Cost of sales	79,126,454	68.8%	64,323,858	74.3%	14,802,596	23.0%
Gross profit	35,911,090	31.2%	22,203,676	25.7%	13,707,417	61.7%
Operating expenses
Selling expenses	9,761,090	8.5%	8,670,176	10.0%	1,090,914	12.6%
General and administrative expenses	13,227,106	11.5%	8,928,493	10.3%	4,298,613	48.1%
Total operating expenses	22,988,196	20.0%	17,598,669	20.3%	5,389,527	30.6%
Income from operations	12,922,894	11.2%	4,605,007	5.3%	8,317,887	180.6%
Other income (expenses)
Other income, net	140,866	0.1%	384,622	0.4%	(243,756)	(63.4)%
Interest expense	(518,731)	(0.5)%	(828,016)	(1.0)%	309,285	(37.4)%
Total other income/(expenses)	(377,865)	(0.3)%	(443,394)	(0.5)%	65,529	(14.8)%
Income before income taxes	12,545,029	10.9%	4,161,613	4.8%	8,383,416	201.4%
Provision for income taxes	2,129,804	1.9%	-	-	2,129,804	-
Net income	$10,415,225	9.1%	$4,161,613	4.8%	$6,253,612	150.3%

Revenues.

Revenues increased by $28.5 million, or 32.9%, from $86.5 million from fiscal 2022 to $115.0 million in fiscal 2023. The increase in revenue was principally due to increased demand in the electric bike and fishing boat market. In 2022, shutdown of cities in China from April to June significantly affected our suppliers. We were completely out of stock for two out of the twelve months of 2022. The recovery of the electric bike and fishing boat markets was related to the reduction of impacts felt from the COVID-19 pandemic on manufacturing and the supply chain since 2022. An increase in demand and steady supply boosted our revenue in fiscal 2023 when compared with last year.

Revenue by Type

	For the years ended December 31,
	2023		2022
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and electric bikes	$103,312,838	89.8%	$78,024,831	90.2%	$25,288,007	32.4%
Pontoon Boats	11,724,706	10.2%	8,502,703	9.8%	3,222,003	37.9%
Total	$115,037,544	100.0%	$86,527,534	100.0%	$28,510,010	32.9%

Revenue from sales of UTVs, ATVs and electric bikes

Revenue from sales of UTVs, ATVs and electric bikes increased by $25.3 million, or 32.4%, from $78.0 million from fiscal 2022 to $103.3 million in fiscal 2023. The increase was primarily due to higher sales volume in fiscal 2023 compared with that in fiscal 2022. The increase in revenue was attributable to a decrease in sales return. Starting from 2023, we strategically reduced the sales return rate by changing customer type and adjusting our customer composition with different return policies, for instance, we are gradually shifting sales from big box with liberal return policies such as Costco, to big box with no or limited return policies such as Tractor Supply Co.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats increased by $3.2 million, or 37.9%, from $8.5 million from fiscal 2022 to $11.7 million in fiscal 2023. The increase in revenue was primarily attributable to strong demand in the Pontoon Boat market after stock supply returned to normal levels after the COVID-19 pandemic. Our sales volume increased from 174 boats in fiscal 2022 to 247 boats in fiscal 2023. In 2022, the shutdown of cities in China for two months affected our sales in fiscal 2022. Additionally, we put more resources on advertising and promotion of our Massimo Marine brand, which boosted our sales fiscal 2023 when compared to last year.

Gross profit

Our gross profit increased by $13.7 million, or 61.7%, from $22.2 million from fiscal 2022 to $35.9 million in fiscal 2023. Gross profit margin was 31.2% in fiscal 2023, as compared with 25.7% in fiscal 2022. The increase of 5.5% in the gross profit margin was primarily attributable to higher net sales partly due to decreased return, as well as the lower cost of sales due to reduced freight costs in the fiscal 2023 as compared with last year.

Our cost and gross profit by revenue types are as follows:

	For the year ended December 31, 2023			For the year ended December 31, 2022
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and electric bikes	$69,881,055	$33,431,783	32.4	$57,437,705	$20,587,126	26.4	$12,443,350	$12,844,657	6.0
Pontoon Boats	9,245,399	2,479,307	21.1	6,886,153	1,616,550	19.0	2,359,246	862,757	2.1
Total	$79,126,454	$35, 911,090	31.2	$64,323,858	$22,203,676	25.7	$14,802,596	$13,707,414	5.5

Cost of revenue on UTVs, ATVs and electric bikes increased by $12.4 million, or 21.7%, from $57.4 million from fiscal 2022 to $69.9 million in fiscal 2023 and gross profit increased by $12.8 million, or 62.4%, from $20.6 million from fiscal 2022 to $33.4 million in fiscal 2023. Gross profit margin increased by 6.0%, from 26.4% from fiscal 2022 to 32.4% in fiscal 2023. The increased cost of revenue was in line with the increase in sales. The increase in gross profit margin was mainly due to a significant decline in global container freight since mid-2022. Our freight costs dropped in the fiscal 2023 when compared with last year.

Cost of revenue on Pontoon Boats increased by $2.4 million, or 34.3%, from $6.9 million from fiscal 2022 to $9.2 million in fiscal 2023, and gross profit increased by $0.9 million, or 53.4%, from $1.6 million from fiscal 2022 to $2.5 million in fiscal 2023. Gross profit margin increased by 2.1%, from 19.0% from fiscal 2022 to 21.1% in fiscal 2023.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. It increased by $1.1 million, or 12.6%, from $8.7 million from fiscal 2022 to $9.8 million in fiscal 2023, representing 8.5% and 10.0% of our total revenue in fiscal 2023 and fiscal 2022, respectively. Approximately $2.1 million in warranty expenses were recognized for fiscal 2023, increased by $0.7 million from $1.4 million in Fiscal 2022 as a result of increase in sales. Increased shipping and handling fee by $0.8 million, from $4.1 million in Fiscal 2022 to $4.9 million in fiscal 2023, as a result of increased sales also contributed to the increase in selling expense.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fee, office expenses, travel expenses, insurance expenses, and depreciation expenses. General and administrative expenses increased by $4.3 million, or 48.1%, from $8.9 million from fiscal 2022 to $13.2 million in fiscal 2023. The increase was mainly due to increased salaries and benefits and professional fees. Our general and administrative expenses represented 11.5% and 10.3% of our total revenue in fiscal 2023 and fiscal 2022, respectively.

Our salaries and benefits increased by $1.0 million or 25.8%, from $4.0 million from fiscal 2022 to $5.0 million in fiscal 2023, representing 38.0% and 44.7% of our total general and administrative expenses in fiscal 2023 and fiscal 2022, respectively. The significant increase was mainly due to the Company recruiting more back-office employees in customer service, administrative department and IT department to support the growth of business.

Our professional fee increased by $1.2 million or 82.9%, from $1.4 million from fiscal 2022 to $2.6 million in fiscal 2023, representing 20.0% and 16.2% of our total general and administrative expenses in fiscal 2023 and fiscal 2022, respectively. The increase was mainly due to legal fees arising from ongoing lawsuits.

Interest expenses

Our interest expense decreased by $0.3 million or 37.4%, from $0.8 million from fiscal 2022 to $0.5 million in fiscal 2023. The decrease in interest expense was mainly because we lowered the loan balance during the year in light of increasing interest rate and repaid all the loan balance in November 2023.

Other income, net

Our other income was $0.1 million in fiscal 2023, as compared with other income of $0.4 million in fiscal 2022, decreased by $0.3 million, or 63.4%. The decrease was primarily due to lower insurance claims. We received income from insurance claims of $33,042 and $200,000 in fiscal 2023 and 2022, respectively.

Income before income taxes

We had income before income taxes of approximately $12.5 million and $4.2 million in Fiscal 2023 and 2022, respectively. The increase was primarily attributable to the increase of revenue by $28.5 million and gross profit by $13.7 million, which was partly offset by increase of general and administrative expenses by approximately $4.3 million, as well as other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $2.1 million for fiscal 2023. We had no provision for income taxes for fiscal 2022, as before the Reorganization, Massimo Motor Sports and Massimo Marine both elected to be taxed as an “S Corporation” under the provisions of the Internal Revenue Code and comparable state income tax law. As an S Corporation, Massimo Motor and Masson Marine are not subject to federal income tax and Texas state tax. Taxable income “passes through” to the personal tax returns of the owners. Therefore, no provision or liability for income taxes for Massimo Motor and Massimo Marine for fiscal 2022.

Net income

We had net income of $10.4 million and $4.2 million in fiscal 2023 and 2022, respectively. The increase was primarily attributable to the increased revenues and gross as discussed above.

Cash Flows

For the Years Ended December 31, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$10,912,592	$621,293
Net cash used in investing activities	(121,162)	(197,802)
Net cash used in financing activities	(10,973,587)	(764,374)
Net decreased in cash and cash equivalents	(182,157)	(340,883)
Cash and cash equivalents, beginning of the year	947,971	1,288,854
Cash and cash equivalents, end of the year	$765,814	$947,971

Operating Activities

Net cash provided by operating activities was approximately $10.9 million and $0.6 million in Fiscal 2023 and 2022, respectively. Net cash provided by operating activities increased $10.3 million during Fiscal 2023 compared with Fiscal 2022, primarily due to the following: :

●	Increase in net income by approximately $6.2 million during Fiscal 2023 compared with Fiscal 2022

●	Our net income was adjusted for non-cash items, including written-off of account receivables, non-cash operating lease expense, inventories reserve, deferred tax expense and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $2.3 million in Fiscal 2023, compared to non-cash items of approximately $0.8 million in Fiscal 2022. Increase in non-cash item was mainly due to we had inventory reserve of $0.4 million in Fiscal 2023 and written-off of account receivables of $0.6 million when compared to last year.

●	Sales return liabilities decreased by approximately $0.3 million in Fiscal 2023, compared with a decrease of approximately $1.0 million in Fiscal 2022.

●	Accounts receivable increased by approximately $3.5 million in Fiscal 2023, compared to a decreased by approximately $1.1 million in Fiscal 2022 as we had more sales near year end in Fiscal 2023 compared to Fiscal 2022.

●	Inventory increased by approximately $2.5 million in Fiscal 2023, compared to an increased by approximately $1.4 million in Fiscal 2022.

●	Account payable increased by approximately $1.4 million in Fiscal 2023, compared to decreased by approximately $1.2 million in Fiscal 2022, primarily due to the timing of payments for inventory during Fiscal 2023 compared with Fiscal 2022

●	The decrease of advances to suppliers by approximately $1.4 million in the Fiscal 2023, compared to an increase of approximately $0.6 million in Fiscal 2022.

●	Tax payable increased by approximately $2.1 million in Fiscal 2023 as we became a taxable C Corporation during the year and our income is subject to federal income tax and state margin tax.

●	Other current assets increased by $0.6 million in Fiscal 2023, compared to an increase of approximately $22,117, increased in current assets was mainly due to we prepaid business insurance during Fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $0.1 million in fiscal 2023, compared to used in investing activities was approximately $0.2 million in fiscal 2022. The decrease in net cash used in investing activities was primarily attributable to the reduced purchase of property and equipment in the fiscal 2023.

Financing Activities

Net cash used in financing activities was approximately $11.0 million in fiscal 2023, compared to net cash used in financing activities was approximately $0.8 million in fiscal 2022. The increase in net cash used in financing activities in fiscal 2023 was primarily attributable to net repayment of bank loan of $5.6 million and shareholder withdraw of $5.3 million in fiscal 2023, compared to repayment of shareholder advance of $2.5 million, partly offset by net proceeds from bank loan of $1.6 million in fiscal 2022.

Liquidity and Capital Resources

Overview

The general objectives of our capital management strategy reside in the preservation of our capacity to continue operating, in providing benefits to our stakeholders and in providing an adequate return on investment to our shareholders by selling our products at a price commensurate with the level of operating risk assumed by us.

We thus determine the total amount of capital required consistent with risk levels. This capital structure is adjusted on a timely basis depending on changes in the economic environment and risks of the underlying assets. We are not subject to any externally imposed capital requirements.

Working Capital

As of December 31, 2023, we had cash and cash equivalents of approximately $0.8 million. Our current assets were approximately $38.4 million, including approximately $9.6 million accounts receivable, approximately $25.8 million inventory, approximately $1.6 million advance to suppliers and approximately $0.6 million prepayment and other receivables, and our current liabilities were approximately $18.8 million, including $12.7 million accounts payable to supplies, $1.8 million contract liabilities, $2.1 million income tax payable, and $0.9 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $19.6 million.

Our primary source of cash is currently generated from our business and bank borrowings. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of capital raise, we are confident that we can continue to meet operational needs solely by utilizing cash flows generated from our operating activities.

Loan Balance

	December 31,	December 31,
	2023	2022
Bank loan - Midfirst Bank (1)	$-	$5,600,000
Other loans - Northpoint (2)	205,440
Other loans – BAC (3)	98,143	-
Total	$303,583	$5,600,000

(1)

On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from MidFirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On August 15. 2021, this line of credit was increased to allow the Company to access a total of $7.4 million and the maturity date was extended to July 15, 2023. On April 18, 2022, this line of credit was further increased to $10.0 million, and maturity date is July 15, 2023. The maturity date was further extended to January 13, 2024. As of December 31, 2023, the outstanding balance was $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the Controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

Subsequent to year ended December 31, 2023, Massimo Motor Sports signed a renewal agreement with MidFirst Bank on January 3, 2024. Under the agreement, the maturity date was further extended to January 3, 2026 and the line of credit was further guaranteed by Massimo Group, the holding company of Massimo Motor.

Interest expenses for the above-mentioned bank loan amounted to $389,619 and $368,990 for the years ended December 31, 2023 and 2022, respectively.

(2)	On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing by inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling shareholder, and Massimo Motor Sports, an affiliated company. As of December 31, 2023 and 2022, the outstanding balance was $205,440 and $nil, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of December 31, 2023 and 2022, the outstanding balance was $98,143 and $nil, respectively.

Capital Expenditures

Our capital expenditure consists primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to approximately $134,662 and $197,802 for Fiscal 2023 and 2022, respectively.

Contractual Commitments

As of December 31, 2023, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$1,752,121	$991,094	$750,875	$10,152	$–
Other loans	303,583	303,583	–	–	–
Total	$2,055,704	$1,294,677	$750,875	$10,152	$–

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the years ended December 31, 2023 and 2022, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Quantitative and Qualitative Disclosure about Market Risks

Foreign Exchange Risk

Most of our raw materials are imported from China. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our borrowings with banks. We have not been exposed to material risks due to the fact that our borrowing is not significant. and we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

Liquidity Risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. We achieve this by maintaining sufficient cash and banking facilities.

Credit Risk

Credit risk relates to the risk that the counterparty to a financial instrument will fail to discharge its obligations under the terms of the financial instrument and cause a financial loss to us.

Bank deposits are only placed with creditworthy financial institutions. The management does not expect any financial institutions will fail to meet their obligations which will result in material credit losses to us.

In respect of accounts receivable, we are exposed to credit risks of our customers. We do not have access to all the information necessary to form a comprehensive view on creditworthiness. The complete financial and operational conditions of customers are not always available to us, and we may not be in any position to obtain such information. As a result, if any of our major customers experiences any financial difficulty and fails to settle the outstanding amounts due to us in accordance with the agreed credit terms, our working capital position may be adversely affected.

Our exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry or country in which the customers operate and therefore significant concentrations of credit risk primarily arise when we have significant exposure to individual customers.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenue and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

Management has determined that, while there are no critical accounting estimates, the most significant estimates relate to sales returns, products warranty, allowance for credit loss and inventory provision. Each of these are discussed below.

Sales returns

The Company provides a refund policy to accept returns from end customer, which varies and depends on the difference products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “Accrued return liabilities”. The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “Inventories”. As of December 31, 2023 and 2022, $283,276 and $556,538 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of December 31, 2023 and 2022, $619,113 and $260,531 of Products warranty were recorded in the consolidated balance sheet, respectively.

Allowance for credit loss

The Company considered various factors, including nature, historical collection experience, the age of the accounts receivable balances and the contract assets, credit quality and specific risk characteristics of its customers, current economic conditions, forecasts of future economic conditions, reversion period, and qualitative and quantitative adjustments to develop an estimate of credit losses. The Company has adopted loss rate method to calculate the credit loss and considered the relevant factors of the historical and future conditions of the Company to make reasonable estimation of the risk rate. For accounts receivable aged less than one year and non-overdue contract assets, the Company uses the loss rate method, which is a combination of historical rate method and adjustment rate method, to estimate the credit loss. For accounts receivable aged over one year and overdue retainage receivable, the Company uses the individual specific valuation method to estimate the credit loss.

The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of December 31, 2023 and 2022, the Company recorded allowance for credit loss of $0.6 million and $0.4 million in the consolidated balance sheet, respectively.

Inventory provision

The Company assessed the net realizable value of each item of inventories and compared to the cost on the book, which include the cost of raw materials, freight and duty for raw materials, and adding labor costs and overhead costs for finished goods at end of each reporting period. Also, the Company reviewed any slow-moving or obsoleted items for inventory valuation. As of December 31, 2023 and 2022, the Company had inventory provision of $439,900 and $nil, included in inventories, net in the consolidated balance sheet.

While our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that there were no critical accounting policies

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-27 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our audited financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the audited financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, internal controls and procedures, including access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors and their ages as of the date of this Report:

Name	Age	Position(s)
David Shan	58	Chief Executive Officer and Chairman of the Board of Directors

Dr. Yunhao Chen	47	Chief Financial Officer and Director

Michael Smith	41	Vice President

Paolo Pietrogrande	66	Director, Chair of Nominating and Corporate Governance Committee

Ting Zhu	54	Director, Chair of Audit Committee

Mark Sheffield	53	Director, Chair of Compensation Committee

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and officer of our Company.

David Shan – Chief Executive Officer and Chairman of the Board of Directors

David Shan founded Massimo Motor Sports on June 30, 2009. He has served as Chief Executive Officer since 2009 and became Chairman of the Board of Directors of the Company in April 2024. Since founding the Company in 2009, he has designed and implemented the Company’s long-term business plan, and, over the years, he has led the Company to expand its product line to include a range of UTVs, ATVs, solar systems, electric coolers, and electric scooters. In 2018, Mr. Shan also founded Massimo Marine, a subsidiary of the Company that mainly focuses on manufacturing Pontoon Boats. Mr. Shan has consistently demonstrated his entrepreneurial spirit by successfully establishing, building, and managing multiple businesses. His track record as a business leader and operator exemplifies his entrepreneurial mindset and ability to identify opportunities, create value, and drive business growth. Mr. David Shan holds a bachelor’s degree in international trade from Qingdao Ocean University of China.

Dr. Yunhao Chen – Chief Financial Officer and Director

Dr. Yunhao Chen has served as our Chief Financial Officer since May 2023 and began serving as a director in April 2024. Prior to joining the Company, Dr. Chen served as the Chief Financial Officer of a Nasdaq-listed company, where she led the company through its initial public offering process and directed and managed the company’s financial reporting and accounting functions. Dr. Chen oversaw the company’s investor relations and capital market functions and successfully executed several private placements. Dr. Chen, as our Chief Financial Officer, has extensive knowledge and experience with U.S. GAAP and SEC reporting and compliance requirements. As part of her experience, she has conducted analyses and research regarding a large amount of formal filings of SEC registrants, with focuses on financial disclosure, capital market anomaly, business valuation, internal control and auditing, corporate tax avoidance, and earnings-returns relation. With a Ph.D. in Accounting and an MBA in Finance and MIS from the University of Minnesota, and a BE degree from University of International Business and Economics of China, Dr. Chen has been active in academia. From 2007 to 2014, she served as a faculty member at the University of Miami and Florida International University. In addition, from 2011 until present, she has been teaching courses at the Southern Medical University in China’s Healthcare MBA program, including but not limited to Financial Statement Analysis and Business Valuation, Accounting for Managers, and Accounting Theories and Studies, among other undergraduate and graduate courses. She has presented research results and implications for policymakers at national and international conferences. Dr. Chen has also published research results in both accounting and finance journals, such as Financial Management, the Journal of American Tax Association, and the Journal of Information System.

Michael Smith – Vice President

Michael Smith has served as our Vice President of the Company since June 2023. Mr. Smith joined Massimo Motor Sports in 2019 and then subsequently joined Massimo Marine in 2020. Mr. Smith has played a key role in launching Massimo Marine in the mainstream marketplace. Prior to joining Massimo Marine, in 2001, Mr. Smith founded a mobile detail company, which he sold in 2005. In 2006, he founded an online powersports retail company, which he later sold in 2011. In 2011 until 2019, Mr. Smith founded and served as an executive of another powersports retail company, which designed products and distributed its products throughout the United States. Mr. Smith holds multiple design and utility patents and dedicates his career to developing new innovative products that have the potential to be profit drivers in the Powersports Vehicles and Boats Industry.

Ting Zhu – Independent Director, Chair of Audit Committee

Ting Zhu has served as our independent director and chair of our Audit Committee since April 2024. Ms. Zhu is an active licensed certified public accountant in Texas since 2005. Prior to 2005, Ms. Zhu worked in various certified public accounting firms and industries, which include Pricewaterhouse Coopers, Zale Lipshy University Hospital, and Automatic Products Corporation. From 2007 until 2014, Ms. Zhu was one of the founders of First Home Improvement, a trading company. In 2010, she founded Spring Creek Tax Services. Spring Creek Tax Services provides tax compliance service for small- to middle-size businesses and individuals. It is not a licensed certified public accounting firm.

Paolo Pietrogrande – Independent Director, Chair of the Nominating and Corporate Governance Committee

Paolo Pietrogrande has served as our independent director and chair of our Nominating and Corporate Governance Committee since April 2024. Since 2004, Mr. Pietrogrande has been the Managing Partner of Netplan Management Consulting, LLC, a U.S.-based executive advisory with a subsidiary in Italy, supporting individuals, organizations and companies in defining their goals and in executing action lists with effectiveness, integrity, social responsibility and passion. As of the date of this Report, Mr. Pietrogrande has also been serving as the interim Chief Executive Officer and Chief Restructuring Officer of Egea SPA, the second largest privately owned utility provider in Italy serving 900,000 residents with water, waste, energy and public lighting services, with 1300 employees and over 300,000 customers. He is also the Chairman of TLRnet, a holding company of Egea Group, a leading district heating developer. Mr. Pietrogrande also serves as the Chairman of Edera Impresa Sociale, an R&D incubator for the civil construction industry, a benefit company and is a director of various publicly listed companies, including but not limited to Falck Renewables SPA, Neodecortech SPA (stock-listed decor paper manufacturer), among other companies. Mr. Pietrogrande received his doctorate degree in Chemical Engineering from Sapienza University of Rome, and he received a certificate of management of technology and innovation at California Institute of Technology.

Mark Sheffield – Independent Director Nominee, Chair of Compensation Committee

Mark Sheffield has served as our independent director and chair of our Compensation Committee since April 2024. Since 2006, Mr. Sheffield has been a strategic advisor for Woods Cycle Country, a dealership in Texas for goods in the Powersports Vehicles and Boat Industry, including motorcycles, ATVs, and watercraft. Since 2016, Mr. Sheffield has also been a powersports, recreational vehicle, and marine business consultant for Spader Business Management. Mr. Sheffield currently serves on the Board of Directors of the Texas Motorcycle Dealer Association and the National Powersports Dealer Association, advocacy groups for dealers in the Powersports Vehicles and Boat Industry. Mr. Sheffield has also worked with other dealers, including America’s Powersports, Honda of Houston, and Woods Indian Motorcycle.

Board of Directors and Committees

Our Board of Directors consists of five directors, including two executive directors and three independent directors. We also have established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee under the Board of Directors. We have adopted a charter for each of the three committees. Each of the committees of our Board of Directors shall have the composition and responsibilities described below.

Family Relationships

Except as disclosed herein, none of the directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executives has, during the past ten years, been involved in any legal proceedings in subscription (f) of Item 401 of Regulation S-K.

Controlled Company Status

A controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. We are a controlled company because Mr. Shan, our Chief Executive Officer and Chairman of the Board of Directors, holds more than 50% of our voting power.

Therefore, for so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not currently plan to take advantage of the exemptions provided to controlled companies, which include:

●	our Board of Directors is not required to be comprised of a majority of independent directors;

●	our Board of Directors is not subject to the compensation committee requirement; and

●	we are not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.

The controlled company exemptions do not apply to the audit committee requirement or the requirement for executive sessions of independent directors. We are required to disclose in our annual report that we are a controlled company and the basis for that determination. Although we do not currently plan to take advantage of the exemptions provided to controlled companies, we may in the future take advantage of such exemptions.

Role of the Board of Directors in Risk Oversight

The Board of Directors is responsible for assessing the risks facing our company and considers risk in every business decision and as part of our business strategy. The Board of Directors recognizes that it is neither possible nor prudent to eliminate all risk, and that strategic and appropriate risk-taking is essential for us to compete in our industry and in the global market and to achieve our growth and profitability objectives. Effective risk oversight, therefore, is an important priority of the Board of Directors.

While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. Our Board of Directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies that are adopted by the Board of Directors. The Board of Directors reviews and adjusts our risk management strategies at regular intervals, or as needed.

Code of Business Conduct

Our Board of Directors has adopted a code of business conduct and ethics, the “Code of Business Conduct,” to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations. The Code of Business Conduct is available at our website at www.massimomotor.com. The reference to our website address in this Report does not include or incorporate by reference the information on our website into this Report. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings.

Board Committees

Our Board of Directors has appointed an Audit Committee, Compensation Committee, and a Nominating and Corporate Governance Committee, and has adopted charters for each of these committees.

Audit Committee

The Audit Committee consists of Ting Zhu, Paolo Pietrogrande and Mark Sheffield, with Ting Zhu serving as Chairman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our Company and oversight of our accounting and financial reporting, our independent registered public accounting firm and its audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, which is set forth in its charter, include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints, whistleblowers, and concerns; and

●	reviewing and approving any related party transactions.

Our Audit Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our Compensation Committee consists of Mark Sheffield, Ting Zhu, and Paolo Pietrogrande, with Mr. Sheffield serving as Chairman. The Compensation Committee assists the Board of Directors in setting and maintaining our compensation philosophy and in discharging its responsibilities relating to executive and other human resources hiring, assessment and compensation, and succession planning. The responsibilities of the Compensation Committee, which are set forth in its charter, include:

●	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

●	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

●	determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;

●	overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans; and

●	reviewing and making recommendations to the Board of Directors with respect to director compensation.

The composition of our Compensation Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paolo Pietrogrande, Mark Sheffield and Ting Zhu, with Mr. Pietrogrande serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, which is set forth in its charter, includes:

●	making recommendations to the Board of Directors regarding the size and composition of the Board of Directors;

●	recommending qualified individuals as nominees for election as directors;

●	reviewing the appropriate skills and characteristics required of director nominees;

●	establishing and administering a periodic assessment procedure relating to the performance of the Board of Directors as a whole and its individual members; and

●	periodically reviewing the corporate governance guidelines and supervising the management representative charged with implementing our corporate governance procedures.

The composition of our Nominating and Corporate Governance Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

Insider Trading Policy

On March 25, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Item 11. Executive Compensation.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2023, and 2022. Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2023; (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2023, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2023 and (iii) our most highly compensated executive officer other than our Chief Executive Officer who served as an executive officer during the fiscal year ended December 31, 2023 but not at the end of the fiscal year ended December 31, 2023 whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards $	Stock Awards $	Other Compensation $			Total $
David Shan,	2023	$272,115				$			$272,115
Chief Executive Officer(1)	2022	$205,792				$			$205,792
Dr. Yunhao Chen	2023	$110,212							$110,212
Chief Financial Officer(2)	2022
Quenton Peterson,	2023	$161,540							$161,540
Vice President(3)	2022	$186,118							$186,118
Michael Smith	2023	$183,945				$			$183,945
Vice President(4)	2022	$130,500					$5,000	(5)	$135,500

(1)	In 2023, Mr. Shan received a salary of $125,000 from Massimo Motor Sports and $147,115 from Massimo Marine. In 2022, Mr. Shan received a salary of $125,000 from Massimo Motor Sports and $80,792 from Massimo Marine.

(2)	The compensation in the table reflects salary paid by Massimo Motor Sports to Dr. Chen.

(3)	Mr. Peterson served as Vice President of Massimo Motor Sports until October 25, 2023. The compensation in the table reflects salary paid by Massimo Motor Sports to Mr. Peterson.

(4)	In 2023, Mr. Smith received a salary of $42,310 from Massimo Motor Sports and $141,635 from Massimo Marine. In 2022, Mr. Smith received a salary of $130,500 from Massimo Marine.

(5)	In 2022, Mr. Smith received sales commission of $5,000 based on sales performance.

Director and Officer Liability Insurance

We intend to purchase director and officer liability insurance that provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their services and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

Compensation Pursuant to Agreements and Plans

Employment Agreements

We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer, and Vice President, with each agreement effective June 1, 2023.

Agreement with Chief Executive Officer

We entered into an employment agreement, effective June 1, 2023, with Mr. David Shan, our Chief Executive Officer. The agreement provides for at-will employment, an annual base salary of $275,000, and a discretionary annual bonus opportunity. The CEO’s total compensation also includes a grant of Company stock under the Company’s Incentive Plan.

Under the CEO employment agreement, Mr. Shan agreed to customary confidentiality and intellectual property assignment provisions and, during the employment term and for a period of 12 months following termination of the CEO employment agreement, to refrain from (i) soliciting the Company’s employees or independent contractors or (ii) competing against the Company’s business. Mr. Shan has also agreed to a non-disparagement restriction. The Company agreed to customary indemnification provisions and to provide directors and officers liability insurance coverage during Mr. Shan’s employment and for a six-year term thereafter.

Agreement with Chief Financial Officer

We entered into an employment agreement, effective June 1, 2023, with Dr. Yunhao Chen, our Chief Financial Officer. The agreement provides for at-will employment, an annual base salary of $200,000, and a discretionary annual bonus opportunity. The CFO’s total compensation also includes a grant of Company stock under the Incentive Plan.

Under the CFO employment agreement, Dr. Chen agreed to customary confidentiality and intellectual property assignment provisions and, during the employment term and for a period of 12 months following termination of the CFO employment agreement, to refrain from (i) soliciting the Company’s employees or independent contractors or (ii) competing against the Company’s business. Dr. Chen has also agreed to a non-disparagement restriction. The Company agreed to customary indemnification provisions and to provide directors and officers liability insurance coverage during Dr. Chen’s employment and for a six-year term thereafter.

Agreement with Vice President

We entered into an employment agreement, effective June 1, 2023, with Mr. Michael Smith, our Vice President. The agreement provides for at-will employment, an annual base salary of $250,000, and a discretionary annual bonus opportunity. The Vice President’s total compensation also includes a grant of Company stock under the Incentive Plan.

Under the VP employment agreement, Mr. Smith agreed to customary confidentiality and intellectual property assignment provisions and, during the employment term and for a period of 24 months following termination of the VP employment agreement, to refrain from (i) soliciting the Company’s employees or independent contractors or (ii) competing against the Company’s business. Mr. Smith has also agreed to a non-disparagement restriction. The Company agreed to customary indemnification provisions and to provide directors and officers liability insurance coverage during Mr. Smith’s employment and for a six-year term thereafter.

Compensation of Directors

For the fiscal year ended December 31, 2023 and December 31, 2022, no members of our Board of Directors received compensation in their capacity as directors. Historically, we have not paid our directors. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

Equity Incentive Plan

We have implemented the Incentive Plan, the form of which is attached hereto as Exhibit 10.9. The Incentive Plan is intended to provide for awards to attract, motivate, retain, and reward selected key employees and other eligible persons, including our named executive officers. A summary of the Incentive Plan is set out below.

Number of Shares

2 million shares of our common stock are reserved for grant or issuance under the Incentive Plan. Shares issuable under the Incentive Plan may be authorized, but unissued, or reacquired shares. Up to two million shares of our common stock may be issued upon the exercise of incentive stock options.

The number of shares available for issuance under the Incentive Plan also includes an automatic annual increase, or the evergreen feature, on the first day of each calendar year, beginning January 1, 2025 and continuing until (and including) January 1, 2034, equal to the lesser of:

●	a number of shares equal to 1% of the aggregate number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding calendar year; or

●	such number of shares of our common stock as the plan administrator may determine.

Any shares of our common stock that are represented by awards under the Incentive Plan that are forfeited, expire, or are cancelled or settled in cash without delivery of shares, or that are forfeited back to us or reacquired by us after delivery for any reason, or that are tendered to us or withheld to pay the exercise price or related tax withholding obligations in connection with any award under the Incentive Plan, will again be available for awards under the Incentive Plan. Only shares of our common stock actually issued under the Incentive Plan will reduce the share reserve.

Annual Limitation on Awards to Non-Employee Directors

The Incentive Plan contains a limitation whereby the value of all awards under the Incentive Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $300,000 for the first calendar year a non-employee director is initially appointed to the Board, and $100,000 in any other calendar year.

Administration

The Incentive Plan is administered by our Compensation Committee or such other similar committee pursuant to the terms of the Incentive Plan. The plan administrator, which initially is our Compensation Committee, has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Incentive Plan. The plan administrator may delegate to one or more of our officers the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Eligibility

Persons eligible to participate in the Incentive Plan are employees, non-employee directors, and consultants of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion.

Types of Awards

The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other-stock based awards, or collectively, awards.

Stock Options. The Incentive Plan permits the granting of both options to purchase shares of our Common Stock intended to qualify as incentive stock options under Section 422 of the Code (“ISOs”) and options that do not so qualify (nonqualified stock option or “NSOs”). Options granted under the Incentive Plan are NSOs if they fail to qualify as ISOs or exceed the annual limit on ISOs. ISOs may only be granted to employees of the Company and its subsidiaries. NSOs may be granted to any persons eligible to receive awards under the Incentive Plan.

The option exercise price of each option will be determined by the plan administrator. The exercise price for an ISO may not be less than 100% of the fair market value of the Company’s common stock on the date of grant or, in the case of an ISO granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten (10) years from the date of grant (or five years for an ISO granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the option exercise price must be paid in full either in cash, check, or, with approval of the plan administrator, by delivery (or attestation to the ownership) of shares of our Common Stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law and approval of the plan administrator, the exercise price may also be made by means of a broker-assisted cashless exercise. In addition, the plan administrator may permit NSOs to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

Stock Appreciation Rights. The plan administrator may award stock appreciation rights (“SARs”) subject to such conditions and restrictions as it may determine. SARs entitle the recipient to shares of Common Stock, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price, as set by the plan administrator. The term of each SAR will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each SAR may be exercised, including the ability to accelerate the vesting of such SARs.

Restricted Stock. A restricted stock award is an award of Common Stock that vests in accordance with the terms and conditions established by the plan administrator. The plan administrator will determine the persons to whom grants of restricted stock awards are made, the number of restricted shares to be awarded, the price (if any) to be paid for the restricted shares, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards. Unless otherwise provided in the applicable award agreement, a participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.

Restricted Stock Units. Restricted stock units (“RSUs”) are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with the Company or its subsidiaries, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of RSUs are made, the number of RSUs to be awarded, the time or times within which awards of RSUs may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the RSUs. The value of the RSUs may be paid in shares of Common Stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.

The holders of RSUs will have no voting rights. Prior to settlement or forfeiture, RSUs awarded under the Incentive Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of Common Stock while each RSU is outstanding. Dividend equivalents may be converted into additional RSUs. Settlement of dividend equivalents may be made in the form of cash, Common Stock, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents shall be subject to the same conditions and restrictions as the RSUs to which they are payable.

Other Stock-Based Awards. Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the Incentive Plan and/or cash awards made outside of the Incentive Plan. The plan administrator shall have authority to determine the persons to whom and the time or times at which other stock-based awards will be made, the amount of such other stock-based awards, and all other conditions, including any dividend and/or voting rights.

Tax Withholding

Participants in the Incentive Plan are responsible for the payment of any federal, state, or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of Common Stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

Transferability of Awards

Unless determined otherwise by the plan administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, except to a participant’s estate or legal representative, and may be exercised, during the lifetime of the participant, only by the participant. If the plan administrator makes an award transferable, such award will contain such additional terms and conditions as the plan administrator deems appropriate.

Equitable Adjustments

In the event of a merger, consolidation, recapitalization, stock split, reverse stock split, reorganization, split-up, spin-off, combination, repurchase or other change in corporate structure affecting the Company’s Common Stock, the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the Incentive Plan will be adjusted to reflect such event, and the plan administrator will make such adjustments as it deems appropriate and equitable in the number, kind, and exercise price of shares covered by outstanding awards made under the Incentive Plan.

Change in Control

In the event of any proposed change in control (as defined in the Incentive Plan), the plan administrator will take any action as it deems appropriate, which action may include, without limitation, the following: (i) the continuation of any award, if the Company is the surviving corporation; (ii) the assumption of any award by the surviving corporation or its parent or subsidiary; (iii) the substitution by the surviving corporation or its parent or subsidiary of equivalent awards; (iv) accelerated vesting of the award, with all performance objectives and other vesting criteria deemed achieved at targeted levels, and a limited period during which to exercise the award prior to closing of the change in control, or (v) settlement of any award for the change in control price (less, to the extent applicable, the per share exercise price).

Amendment and Termination

The Board may amend or terminate the Incentive Plan at any time. Any such termination will not affect outstanding awards. No amendment, alteration, suspension, or termination of the Incentive Plan will materially impair the rights of any participant, unless mutually agreed otherwise between the participant and the Company. Approval of the stockholders shall be required for any amendment, where required by applicable law, as well as (i) to increase the number of shares available for issuance under the Incentive Plan and (ii) to change the persons or class of persons eligible to receive awards under the Incentive Plan.

Term of Plan

The Incentive Plan was adopted by the Board on March 25, 2024 and will remain in effect for ten years from that date, unless it is terminated earlier by the Board.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, we had no outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 4th, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 41,300,000 shares of our common stock issued and outstanding as of April 4th, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days following April 4th, 2024 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The address of each holder listed below, except as otherwise indicated, is c/o 3101 W Miller Road, Garland, Texas 75041.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Executive Officers and Directors
David Shan	32,085,000	77.7%
Dr. Yunhao Chen	-	*
Michael Smith	-	*
Paolo Pietrogrande	-	*
Ting Zhu	-	*
Mark Sheffield	-	*

All directors and executive officers as a group (6 persons)	32,085,000	77.7%
5% Stockholders
Asia International Securities Exchange Co., Ltd	4,330,000	10.5%

*	Represents beneficial ownership of less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our common stock that may be issued under the Company’s 2024 Incentive Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Incentive Plan		$

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are transactions in the fiscal year ended December 31, 2023 and until the date of this Report, between us and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with: (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Our Audit Committee reviews all related party transactions on an ongoing basis and all such transactions be approved by the Audit Committee. In determining whether to approve a related party transaction, the Audit Committee shall consider, among other factors, the following factors to the extent relevant to the related party transaction:

●	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for the Company to enter into the related-party transaction;

●	whether the related party transaction would impair the independence of an outside director;

●	whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or the related party, the direct or indirect nature of the director’s, executive officer’s or the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant; and

●	any pre-existing contractual obligations.

The following are the major related parties and their relationships with us:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Custom Van Living	Controlled by David Shan
Miller Creek Holdings LLC	Controlled by David Shan
SUNL Technology LLC	Controlled by David Shan
Asia International Securities Exchange Co Lt	Principal owner of the Company

As of December 31, 2023, the balance due to shareholder consists of the following:

December 31, 2023

Due to shareholder – David Shan, opening balance	$10,984,344
Withdrawal	(5,264,203)
Capital dividend declared	2,200,000
Due to shareholder – David Shan, ending balance	$7,920,141)
Non-current	(7,920,141)
Current	-

The balance represented unsecured, due on demand and interest free borrowings between the Company and the Controlling shareholder, Mr. David Shan, the Chairman of the Board. Mr. David Shan periodically provides working capitals to support the Company’s operations when needed. For the year ended December 31, 2023, a non-taxable dividend of $2.2 million was declared to Mr. David Shan from it accumulated retained earnings of the Company before the Reorganization and Mr. David Shan withdraw approximately $3.5 million from the Company to pay the income taxes as the owner of the S Corporation before reorganization. As of December 31, 2023 and 2022, the Company owed $7,920,141 and $10,984,344 due to Mr. David Shan, respectively.

Subsequent to the year ended December 31, 2023, the Controlling shareholder, Mr. David Shan had signed a promissory note with the Company on January 3, 2024. Under the promissory note, outstanding amount due to shareholder balance is matured on January 3, 2029 and therefore the amount due to shareholder – David Shan is reclassified as long-term liabilities as of December 31, 2023.

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. Shan to rent the warehouse and office space of total 220,000 square feet for a monthly rent of $40,000. The lease expired on July 31, 2021 and was renewed for another three years, expiring on July 31, 2024, with monthly rent of $60,000.

On April 29, 2023, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the controlling shareholders, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. Before the agreement, the Company rented the warehouse and office space on monthly basis for four months.

The Company recorded rent expense of $1,094,000 for the fiscal year ended December 31, 2023 respectively in connection with lease arrangements.

In connection with the Company’s bank borrowing, Mr. Shan and Miller Creek Holdings LLC provided an unlimited guarantee to the Company’s bank loan.

Subsequent to year ended December 31, 2023, Massimo Motor Sports signed a renewal agreement with MidFirst Bank on January 3, 2024. Under the agreement, Mr. David Shan, the controlling shareholder, Miller Creek Holdings LLC and Massimo Group, the holding company of Massimo Motor provided unlimited guarantee to the Company’s bank loan.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, during the past three fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Director Independence

Our common stock is listed on Nasdaq. The listing rules of this stock exchange generally require that a majority of the members of a listed company’s Board of Directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees, be independent. Our Board of Directors has determined that Paolo Pietrogrande, Ting Zhu and Mark Sheffield do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and such directors are “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3, described below.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, subject to the transition rule that is applicable to a newly public company. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee accept, directly or indirectly, receive any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to ZH CPA, LLC, our independent registered accounting firm (“ZH CPA”), for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ZH CPA in connection with regulatory filings. The aggregate fees of ZH CPA for professional services rendered for the audit of our annual financial statements and review of the financial information included in our Registration Statement for the IPO for the fiscal years ended December 31, 2023 and 2022 totaled approximately $295,000 and $320,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023, we did not pay ZH CPA any audit-related fees.

All Other Fees

We did not pay ZH CPA for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

MASSIMO GROUP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Massimo Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Massimo Group and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado

April 15, 2024

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$765,814	$947,971
Accounts receivable, net	9,566,445	6,831,731
Inventories, net	25,800,912	23,762,950
Advance to suppliers	1,589,328	2,977,412
Other current assets	637,509	71,139
Total current assets	38,360,008	34,591,203

NON-CURRENT ASSETS
Property and equipment at cost, net	399,981	414,554
Right of use operating lease assets, net	1,478,221	1,340,053
Right of use financing lease assets, net	113,549	94,857
Deferred offering assets	1,457,119	421,789
Deferred tax assets	134,601	-
Total non-current assets	3,583,471	2,271,253
TOTAL ASSETS	$41,943,479	$36,862,456

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$303,583	5,600,000
Accounts payable	12,678,077	11,111,624
Other payable, accrued expenses and other current liabilities	98,097	402,056
Accrued return liabilities	283,276	556,538
Accrued warranty liabilities	619,113	260,531
Contract liabilities	1,835,411	696,274
Current portion of obligations under operating leases	847,368	750,719
Current portion of obligations under financing leases	41,647	27,559
Due to shareholder	-	10,984,344
Subscription deposits	-	600,000
Due to related parties	-	142,427
Income tax payable	2,121,083	-
Total current liabilities	18,827,655	31,132,072

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	630,853	589,334
Obligations under financing leases, non-current	77,024	70,310
Loan from a shareholder	7,920,141	-
Total non-current liabilities	8,628,018	659,644
TOTAL LIABILITIES	$27,455,673	$31,791,716

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 40,000,000 and 40,000,000 issued and outstanding as of December 31, 2023 and 2022, respectively*	40,000	40,000
Preferred share, $0.01 par value, 5,000,000 preferred shares authorized, no shares were issued and outstanding as of December 31, 2023 and 2022, respectively*	-	-
Subscription receivable	(832,159)	(2,034,000)
Additional paid-in-capital	1,994,000	1,994,000
Retained earnings	13,285,965	5,070,740
Total equity	14,487,806	5,070,740

TOTAL LIABILITIES AND EQUITY	$41,943,479	$36,862,456

*	Retroactively restated for effect of the Reorganization

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE INCOME

	For the Years Ended December 31,
	2023	2022

Revenues	$115,037,544	$86,527,534
Cost of revenues	79,126,454	64,323,858
Gross Profit	35,911,090	22,203,676

Operating expenses:
Selling and marketing expenses	9,761,090	8,670,176
General and administrative expenses	13,227,106	8,928,493
Total operating expenses	22,988,196	17,598,669

Income from operations	12,922,894	4,605,007

Other income (expense):
Other income, net	140,866	384,622
Interest expense	(518,731)	(828,016)
Total other income (expense), net	(377,865)	(443,394)

Income before income taxes	12,545,029	4,161,613

Provision for income taxes	(2,129,804)	-

Net income and comprehensive income	$10,415,225	$4,161,613

	For the Years Ended December 31,
	2023	2022 (Pro Forma)

Income before income taxes	$12,545,029	$4,161,613

Provision for income taxes	(2,129,804)	(873,939)

Net income and comprehensive income	$10,415,225	$3,287,674

Earnings per share – basic and diluted	$0.26	$0.08
Weighted average number of shares of common stock outstanding – basic and diluted*	40,000,000	40,000,000

*	Retroactively restated for effect of the Reorganization

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2021	40,000,000	$40,000	$(2,034,000)	$1,994,000	$12,909,127	$12,909,127

Net income for the year	–	–	–	–	4,161,613	4,161,613
Capital dividend declared	–	–	–	–	(12,000,000)	(12,000,000)
Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740

Subscription received	–	–	1,201,841	–	–	1,201,841
Net income for the year	–	–	–	–	10,415,225	10,415,225
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806

*	Retroactively restated for effect of the Reorganization

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income	$10,415,225	$4,161,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,512	146,658
Non-cash operating lease expense	974,973	698,379
Accretion of finance lease liabilities	7,048	4,015
Amortization of finance lease right-of-use assets	42,113	39,214
Written-off of account receivables	598,434	4,011
Gain on disposal of fixed asset	(15,777)	-
Provision (reversal of allowance) for expected credit loss, net	203,301	(97,635)
Deferred tax assets	(134,601)	-
Inventories reserve	439,900	-
Changes in operating assets and liabilities:
Accounts receivable	(3,536,449)	1,091,356
Inventories	(2,477,862)	(1,445,548)
Advance to suppliers	1,388,084	(630,389)
Other current asset	(566,370)	(22,117)
Due from related party	-	26,250
Accounts payables	1,356,453	(1,150,979)
Other payable, accrued expense and other current liabilities	(303,959)	106,430
Tax payable	2,121,083	-
Accrued warranty liabilities	358,582	(20,277)
Accrued return liabilities	(273,262)	(954,102)
Contract liabilities	1,139,137	(637,207)
Lease liabilities – operating lease	(974,973)	(698,379)
Net cash provided by operating activities	10,912,592	621,293

Cash flows from investing activities:
Proceed from sales of property and equipment	13,500	-
Acquisition of property and equipment	(134,662)	(197,802)
Net cash used in investing activities	(121,162)	(197,802)

Cash flows from financing activities:
Proceeds from bank loan	3,150,000	5,100,000
Repayment of bank loan	(8,750,000)	(3,500,000)
Proceeds from other loans	303,583	-
Repayment of finance lease liabilities	(47,051)	(42,503)
Repayment to related party	(142,427)	-
Deferred offering costs	(825,330)	(421,789)
Proceeds from subscription deposits	-	600,000
Proceeds from issuance of common stock	601,841	-
Repayment of shareholder advance, net	(5,264,203)	(2,500,082)
Net cash used in financing activities	(10,973,587)	(764,374)

Net decrease in cash and cash equivalents	(182,157)	(340,883)
Cash and cash equivalents, beginning of the year	947,971	1,288,854
Cash and cash equivalents, end of the year	$765,814	$947,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$518,731	$805,229
Cash paid for income taxes	$143,322	$-

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$1,113,140	$255,066
Right of use assets obtained in exchange for finance lease	$60,805	$-

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “Controlling Shareholder”) of the Company.

Reorganization

On June 1, 2023, the two Shareholders transferred their 100% equity interest in Massimo Motor Sports, LLC (“Massimo Motor Sports”) and 100% equity interest in Massimo Marine, LLC (“Massimo Marine”) to Massimo Group. After this reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor Sports and Massimo Marine.

Before and after the reorganization, the Company, together with its subsidiaries, is effectively controlled by the same Controlling Shareholders, and therefore the reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

Details of the Company and its subsidiaries are set out below upon the reorganization:

Subsidiaries	Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Massimo Group	October 10, 2022	Nevada	100%	Holding company
Massimo Motor Sports, LLC	June 30, 2009	Texas	100%	Manufacture of UTVs and ATVs
Massimo Marine, LLC	January 6, 2020	Texas	100%	Manufacture of Pontoon Boats

On June 1, 2023, the Company entered into two agreements with AISE and AISE agreed to invest $1 million to Massimo Motor Sports and $1 million to Massimo Marine to exchange their 15% of equity interest respectively. After reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE have been exchanged to 15% of equity interest in Massimo Group.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied. The accompanying consolidated financial statements include the financial statements of Massimo Group and its subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Uses of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for inventories, allowance for credit losses, sales return liabilities, warranty costs. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, the balances with banks and the liquid investments with maturities of three months or less. The Company maintains all its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”).

Accounts Receivable, net

Accounts receivable represent trade receivable and are recognized initially at fair value and subsequently adjusted for any allowance for expected credit loss. The Company grant credit to customers, without collateral, under normal payment terms. The Company use a loss rate method to estimate the allowance for credit losses. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of December 31, 2023 and 2022, the Company had inventory provision of $439,900 and $0, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories were $439,900 and $0 for the years ended December 31, 2023 and 2022, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to Suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for individual advances based on the specific facts and circumstances.

Deferred Offering Cost

Deferred offering costs were expenses directly related to the Company’s planned initial public offering (“IPO”). These costs consisted of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. Such costs are deferred until the closing of the offering, at which time the deferred costs are offset against the offering proceeds. In the event the offering is unsuccessful or aborted, the costs will be expensed.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight-line method, as follows:

Useful life
Furniture and fixtures	5-7 years
Machinery equipment	5-7 years
Electronic equipment	5 years
Transportation equipment	5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gains or losses on disposals are determined by comparing proceeds with carrying amount and are recognized within “Other income (expense)” in the consolidated statements of operations and comprehensive income.

Leases

The Company adopted ASU No. 2016-02—Leases (Topic 842) since January 1, 2020, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company measures right-of-use assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company.

Lease cost for operating leases includes the amortization of the ROU asset and interest expense related to the operating lease liability. For leases with lease term less than one year (short-term leases), the Company records operating lease expense in its consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

Finance Leases

Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation of right-of-use finance asset” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net”. Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably certain of exercising.

Impairment of Long-lived Assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the years ended December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.
●	Level 3 — inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans, accounts payable, other liabilities, contract liabilities, due to shareholder, due to related parties, and lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates.

Revenue recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on January 1, 2020 using the modified retrospective approach. Revenues were presented under ASC 606 and all subsequent ASUs that modified ASC 606 for the years ended December 31, 2023 and 2022. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1: Identify the contract (s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s revenue is generated primarily by sales of UTVs, ATVs and electric bikes, pontoon boats. Revenue represented the amount of consideration to which the Company expects to be entitled in exchange for promised goods. Revenue is recorded when performance obligations are considered to be satisfied when control is transferred to our customers upon goods delivered to customers and acceptance by customers.

Sales returns

The Company provides a refund policy to accept returns from end customer, which varies and depends on the difference products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “Accrued return liabilities”. The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “Inventories”. As of December 31, 2023 and 2022, $283,276 and $556,538 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of December 31, 2023 and 2022, $619,113 and $260,531 of product warranty were recorded in the consolidated balance sheet, respectively.

Contract Liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of December 31, 2023 and 2022, the Company records contract liabilities of $1,835,411 and $696,274, respectively, which will be recognized as revenue upon delivery of the products sold. For the years ended December 31, 2023 and 2022, the amounts transferred from contract liabilities at the beginning of the fiscal year to revenue were $696,274 and $1,333,481, respectively.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for years ended December 31, 2023 and 2022 is disclosed in Note 19 of this consolidated financial statements.

Cost of Sales

Cost of sales includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of sale primarily consist of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, depreciation expenses.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in cost of revenue and selling expenses. Shipping and freight expense presented in selling expenses were $4,933,810 and $4,176,883 while presented in cost of revenue were $8,773,647 and $15,468,949 for the years ended December 31, 2023 and 2022, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising cost presented in selling expenses were $768,671 and $1,813,067 for the years ended December 31, 2023 and 2022, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

401(k) benefit plan

401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Inland Revenue Service (“IRS”) dollar limit. These voluntary contributions are matched equal to 100% of the employee’s compensation contributed and not to exceed 4% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from March 2022.

Income taxes

Before the Reorganization, the Company has elected to be taxed as an S Corporation for federal and state income tax purposes. As an S Corporation, the Company is not subject to Federal income tax and state tax in Texas. As such, shareholders are taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. After the Reorganization, the Company is subjected to U.S. federal income tax at 21% and the margin tax in the states of Texas.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic No. 740, Accounting for Uncertainty in Income Taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Significant judgment is also required in evaluating the Company’s uncertain income tax positions and provisions for income taxes. Liabilities for uncertain income tax positions are recognized based on a two-step approach. The first step is to evaluate whether an income tax position has met the recognition threshold by determining if the weight of available evidence indicates that it is more likely than not to be sustained upon examination. The second step is to measure the income tax position that has met the recognition threshold as the largest amount that is more than 50% likely of being realized upon settlement. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provisions, income taxes payable and deferred income taxes in the period in which the facts that give rise to a revision become known. The Company recognizes interest and penalties related to uncertain income tax positions as interest expense.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2023 and 2022, there were no dilutive shares.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and hence, the Company has only one reportable segment. The Company operates and manages its business as a single segment. As the Company’s long-lived assets are all located in the United States and substantially all the Company’s revenues are derived from within the United States, no geographical segments are presented.

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2023 and 2022, one bank balance in Massimo Motor Sports exceeded the insured limited of $330,357 and $614,558, respectively.

To limit the exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in the United States. The Company conducts credit evaluations of its customers and generally does not require collateral or other security from them. The Company establishes an accounting policy to provide for current expected credit losses based on the individual customer’s financial condition, credit history, and the current economic conditions.

b. Foreign Exchange Risk

Most of our raw materials are imported from China. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk.

c. Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our borrowings with banks. We have not been exposed to material risks due to the fact that our borrowing is not significant. And we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

d. Liquidity Risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. We achieve this by maintaining sufficient cash and banking facilities.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the years ended December 31, 2023 and 2023, one customer accounted for more than 10% of the Company’s total revenues. As of December 31, 2023 and 2022, one and four customers accounted for more than 10% of the Company’s accounts receivable, respectively.

f. Significant suppliers

For the years ended December 31, 2023 and 2022, three and two suppliers accounted for more than 10% of the Company’s total purchases respectively. As of December 31, 2023, one supplier accounted for more than 30% of the Company’s total accounts payable. As of December 31, 2022, one supplier accounted for more than 30% of the Company’s total accounts payable.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

The Jumpstart Our Business Startups Act (“JOBS Act”) provides that an emerging growth company (“EGC”) as defined therein can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has adopted the extended transition period.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for us beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on our financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable – third parties	$10,123,805	$7,165,578
Accounts receivable – related parties	-	20,212
Total accounts receivable, gross	10,123,805	7,185,790
Less: allowance for credit loss	(557,360)	(354,059)
Accounts receivable, net	$9,566,445	$6,831,731

The Company wrote off uncollectible accounts receivable of $598,434 from one customer for the year ended December 31, 2023. The Company did not write off any uncollectible accounts receivable year ended December 31, 2022.

The Company recorded allowance for credit loss of $557,360 and $354,059 for the years ended December 31, 2023 and 2022, respectively.

The movement of allowance for credit loss for the years ended December 31, 2023 and 2022 are as follow:

	December 31, 2023	December 31, 2022
Balance as of beginning	$354,059	$451,694
Additional (Reversal of) provision	203,301	(97,635)
Ending balance	$557,360	$354,059

The Company’s accounts receivable balances as of December 31, 2023 and 2022 are pledged for its line of credit facility at Midfirst Bank (See Note 12 (a)).

NOTE 4 — INVENTORIES

Inventories consist of the following:

	December 31, 2023	December 31, 2022
Products	$16,777,928	$14,806,133
Parts and accessories	899,188	629,423
Inventories in transit	5,399,964	4,049,718
Freight and duty	3,163,732	4,277,676
	26,240,812	23,762,950
Less: inventory allowance	(439,900)	-
Inventories, net	$25,800,912	$23,762,950

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $439,900 and $0 for the years ended December 31, 2023 and 2022, respectively.

The inventories which are pledged for the Company’s line of credit facility at Midfirst Bank are $19,961,227 and $19,578,793 as of December 31, 2023 and 2022, respectively (See Note 12 (a)).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	December 31, 2023	December 31, 2022
Advance to suppliers	$1,589,328	$2,977,412
Less: allowance for credit loss	-	-
Advance to suppliers, net	$1,589,328	$2,977,412

No credit loss allowance of advances to suppliers was recorded during the years ended December 31, 2023 and 2022. We had a prepayment of $1.1 million and $1.1 million to one supplier, who we had an ongoing lawsuit with, for the years ended December 31, 2023 and 2022, respectively. We also asked for a claim from the supplier and believe that initial claim is significantly greater than $1.1 million. Therefore, no impairment was recognized in connection with the balance during the year ended December 31, 2023 and 2022

NOTE 6 — OTHER CURRENT ASSTS

Other current assts consist of the following:

	December 31, 2023	December 31, 2022
Prepayment	$598,481	$-
Other receivables	39,028	71,139
Total	$637,509	$71,139

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2023	December 31, 2022
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	89,418	89,418
Vehicles	670,793	616,424
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	54,053
Subtotal	1,012,465	921,175
Less: accumulated depreciation and amortization	(612,484)	(506,621)
Property and equipment, net	$399,981	$414,554

Depreciation expense were $151,512 and $146,658 for the years ended December 31, 2023 and 2022, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years expired on July 31, 2024 with monthly rent of $60,000. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the years ended December 31, 2023 and 2022 amounted to $1,104,769 and $775,013, respectively. Amortization of operating lease right-of-use assets amounted to $974,973 and $698,379 for the years ended December 31, 2023 and 2022 respectively.

Total accretion of finance lease liabilities for the years ended December 31, 2023 and 2022 amounted to $7,048 and $4,015, respectively. Amortization of finance lease right-of-use assets amounted to $42,113 and $39,214 for the years ended December 31, 2023 and 2022 respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	December 31, 2023	December 31, 2022
Right-of-use assets, net	$1,478,221	$1,340,053

Operating lease liabilities - current	847,368	750,719
Operating lease liabilities - non-current	630,853	589,334
Total	$1,478,221	$1,340,053

Financing leases

	December 31, 2023	December 31, 2022
Right-of-use assets, net	$113,549	$94,857

Finance lease liabilities - current	41,647	27,559
Finance lease liabilities - non-current	77,024	70,310
Total	$118,671	$97,869

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2023	December 31, 2022
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,104,769	$775,013
Financing cash flows used in finance leases	47,051	42,503
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	60,805	-
Operating lease liabilities	$1,113,140	$255,066

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Finance lease	2.85 years	3.36 years
Operating leases	1.82 years	1.78 years

Weighted average discount rate:
Finance leases	4.61%	3.50%
Operating leases	8.61%	6.75%

The following is a schedule of maturities of operating and finance lease liabilities as of December 31, 2023:

Operating leases

Twelve months ending December 31,
2024	$944,769
2025	514,880
2026	164,498
Total future minimum lease payments	1,624,147
Less: imputed interest	(145,926)
Present value of operating lease liabilities	$1,478,221

Finance leases

Twelve months ending December 31,
2024	$46,325
2025	46,325
2026	25,172
2027	8,701
2028	1,451
Total future minimum lease payments	127,974
Less: imputed interest	(9,303)
Present value of finance lease liabilities	$118,671

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return liabilities for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Balance as of beginning	$556,538	$1,510,640
Actual recognized products return	(3,355,112)	(5,371,678)
Accruals for product return liabilities	3,081,850	4,417,576
Ending balance	$283,276	$556,538

NOTE 10 — ACCRUED WARRANTY EXPENSES

The following table shows changes in the Company’s accrued warranties and related costs for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Balance as of beginning	$260,531	$280,808
Cost of warranty claims	(1,924,203)	(1,353,914)
Accruals for product warranty	2,282,785	1,333,637
Ending balance	$619,113	$260,531

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Credit card liabilities	$7,732	$36,183
Sales Tax payable	13,204	27,909
Accrued expense	-	296,183
Other current liabilities	77,161	41,781
Total	$98,097	$402,056

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 —LOANS

Loan balance consists of the following:

	December 31, 2023	December 31, 2022
Bank loan - Midfirst Bank (1)	$-	$5,600,000
Other loans - Northpoint (2)	205,440
Other loans – BAC (3)	98,143	-
Total	$303,583	$5,600,000

(1)

On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from MidFirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On August 15. 2021, this line of credit was increased to allow the Company to access a total of $7.4 million and the maturity date was extended to July 15, 2023. On April 18, 2022, this line of credit was further increased to $10.0 million, and maturity date is July 15, 2023. The maturity date was further extended to January 13, 2024. As of December 31, 2023, the outstanding balance was $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the Controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

Subsequent to year ended December 31, 2023, Massimo Motor Sports signed a renewal agreement with MidFirst Bank on January 3, 2024. Under the agreement, the maturity date was further extended to January 3, 2026 and the line of credit was further guaranteed by Massimo Group, the holding company of Massimo Motor.

Interest expenses for the above-mentioned bank loan amounted to $389,619 and $368,990 for the years ended December 31, 2023 and 2022, respectively.

(2)	On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing by inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling shareholder, and Massimo Motor Sports, an affiliated company. As of December 31, 2023 and 2022, the outstanding balance was $205,440 and $nil, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of December 31, 2023 and 2022, the outstanding balance was $98,143 and $nil, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Custom Van Living	Controlled by David Shan
Miller Creek Holdings LLC	Controlled by David Shan
SUNL Technology LLC	Controlled by David Shan
Asia International Securities Exchange Co Ltd	Principal owner of the Company

(a)	Accounts receivable, net — related parties

Related parties consist of the following:

	December 31, 2023	December 31, 2022
Account receivable from SUNL Technology LLC	$-	$20,212

As at December 31, 2023 and 2022, the Company has accounts receivable balance of $nil and $20,212 from SUNL. For the year ended December 31, 2023, the Company did not have sales to SUNL Technology LLC.

For the year ended December 31, 2022, the Company sold certain electric scooters to SUNL Technology LLC. The related sales represented approximately 0.01% of the Company’s revenue for the year ended December 31, 2022.

(b)	Due from (to) related parties

Related parties consist of the following:

	December 31, 2023	December 31, 2022
Amount due from (to) Custom Van Living LLC	$-	$(142,427)

(c)	Due to shareholder

Due to shareholder consists of the following:

	December 31, 2023	December 31, 2022

Due to shareholder - David Shan, opening balance	$10,984,344	$1,484,426
Withdraw	(5,264,203)	(2,500,082)
Capital dividend declared	2,200,000	12,000,000
Due to shareholder – David Shan, ending balance	7,920,141	10,984,344
Non-current	(7,920,141)	-
Current	$-	$10,984,344

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS (continued)

(c)	Due to shareholder (continued)

The balance represented unsecured, due on demand and interest free borrowings between the Company and the Controlling shareholder, Mr. David Shan, the Chairman of the Board. Mr. David Shan periodically provides working capitals to support the Company’s operations when needed. For the year ended December 31, 2023, a non-taxable dividend of $2.2 million was declared to Mr. David Shan from it accumulated retained earnings of the Company before the Reorganization and Mr. David Shan withdraw approximately $3.5 million from the Company to pay the income taxes as the owner of the S Corporation before reorganization. As of December 31, 2023 and 2022, the Company owed $7,920,141 and $10,984,344 due to Mr. David Shan, respectively.

Subsequent to the year ended December 31, 2023, the Controlling shareholder, Mr. David Shan had signed a promissory note with the Company on January 3, 2024. Under the promissory note, outstanding amount due to shareholder balance is matured on January 3, 2029 and therefore the amount due to shareholder – David Shan is reclassified as long-term liabilities as of December 31, 2023.

(d)	Lease arrangement with related party

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the Controlling shareholders, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years expired on July 31, 2024 with monthly rent of $60,000. (See Note 8)

On April 29, 2023, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the Controlling shareholders, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. Before the agreement, the Company rented the warehouse and office space on monthly basis for four months.

The Company recorded rent expense of $1,094,000 and $720,000 for years ended December 31, 2023 and 2022, respectively in connection with the lease arrangements.

(e)	Loan guarantee provided by related parties

In connection with the Company’s bank borrowing, Mr. David Shan, the controlling shareholder and Miller Creek Holdings LLC provided unlimited guarantee to the Company’s bank loan.

Subsequent to year ended December 31, 2023, Massimo Motor Sports signed a renewal agreement with MidFirst Bank on January 3, 2024. Under the agreement, Mr. David Shan, the controlling shareholder, Miller Creek Holdings LLC and Massimo Group, the holding company of Massimo Motor provided unlimited guarantee to the Company’s bank loan (See Note 12).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — OTHER INCOME, NET

The Company’s breakdown of other income, net for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022

Income from insurance claim	$33,042	$200,000
Income from selling package material and other sales	75,095	137,195
Others	32,729	47,427
	$140,866	$384,622

The Company received insurance claim of $33,042 and $200,000 for the year ended December 31, 2023 and 2022.

NOTE 15 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine both terminated its status as a Subchapter S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to June 1, 2023 will only reflect a margin tax for states of Texas and corresponding tax expense. As a C Corporation, the Company combined effective tax rate for federal income taxes of 21% and state margin tax.

In conjunction with the termination of the Subchapter S corporation status, the C Corporation deferred tax assets and liabilities were estimated for future tax consequences attributable to difference between the financial statement carrying amounts of the Company’s existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities were measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from becoming a C Corporation was recognized as a $91,464 decrease to the net deferred tax assets to $134,601 and a decrease to the provision for income taxes of $91,464 during the year ended December 31, 2023.

As of December 31, 2023 and 2022, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended December 31, 2023 and 2022, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the years ended December 31, 2023 and 2022 are 18.1% and nil respectively. The primary differences between the annual effective tax rate and statutory tax rates are mainly contributed by S Corporation benefits and the state margin taxes.

The provision for income tax consists of the following:

	December 31, 2023	December 31, 2022

Income tax provision – current	$2,264,405	$-
Income tax provision (recovery) - deferred	(43,137)
Deferred tax adjustment – change of tax rates	(91,464)	-
Income tax provision	$2,129,804	$-

The following table reconciles the statutory tax rate to the Company’s effective tax:

	December 31, 2023	December 31, 2022

Net income before income taxes	$12,545,029	$4,161,613
Statutory U.S. federal income tax	2,634,456	873,939
Income tax expense at the federal statutory rate	-	-
S Corporation benefits	(553,133)	(873,939)
State margin tax	139,945	-
Deferred tax adjustment – change of tax rates	(91,464)	-
Total	$2,129,804	$-

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit loss	$117,046	$-
Property and equipment	16,480	-
Lease liability – operating	310,426	-
Lease liability – financing	24,920	-
Total deferred tax assets	468,872	-
Deferred tax liabilities:
Right of use assets – operating	(310,426)	-
Right of use assets – financing	(23,845)	-
Total deferred tax liabilities	(334,271)	-
Deferred tax assets (liabilities), net	$134,601	$-

NOTE 16 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stocks was 100,000,000 shares of common stock with par value of $0.001 and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stocks was 5,000,000 shares of preferred stock with par value of $0.01 and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented.

Subscription receivable

During the year ended December 31, 2023, the Company’s stockholders made a total of $1,201,841 of capital contributions to the Company.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – PRO FORMA EARNINGS PER SHARE

For the years ended December 31, 2023 and 2022, the Company had no stock options and warrants issued and no impact on diluted earnings per share. The earnings per share was calculated based on pro forma statement of operation for the years ended December 31, 2023 and 2022, assuming the Company is a C Corporation before the Reorganization.

	For the years ended December 31,
	2023	2022 (pro forma)

Net income attributable to the Company	$10,415,225	$3,287,674
Weighted average number of common shares outstanding – Basic and Diluted	40,000,000	40,000,000

Earnings per share – Basic and Diluted	$0.26	$0.08

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as at December 31, 2023 and 2022.

Contractual Commitments

As of December 31, 2023, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$1,752,121	$991,094	$750,875	$10,152	$–
Other loans	303,583	303,583	–	–	–
Total	$2,055,704	$1,294,677	$750,875	$10,152	$–

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

Management of the Company concludes that it has only one reporting segment. The Company is primarily engaged in the business of manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles(“UTVs”), recreational all-terrain vehicles (“ATVs”), and Pontoon Boats.

The Company’s CEO reviews consolidated results when making decisions about allocating resources and assessing performance of the Company, rather than by product types or geographic area; hence the Company concluded it has only one reporting segment.

The following table presents sales by product categories for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,
	2023	2022

UTVs, ATVs and electric bikes	$103,312,838	$78,024,831
Pontoon Boats	11,724,706	8,502,703
Total revenue	$115,037,544	$86,527,534

Note 20 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2023 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Initial Public Offering

On April 4, 2024, the Company closed its initial public offering of 1,300,000 shares of its common stock at an initial public offering price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Pursuant to the terms and conditions of the Underwriting Agreement, the Underwriters may exercise an overallotment option, exercisable for 45 days from April 1, 2024, to purchase up to an additional 195,000 shares from the Company at the Offering price less the underwriting discount and commissions to cover over-allotments. Following the closing of the Offering, the Company has a total of 41,300,000 Common Shares issued and outstanding. In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.”

Representative’s Warrant

Pursuant to the Underwriting Agreement, the Company issued to the Representative and its designee warrants (the “Representative’s Warrants”) to purchase 87,100 shares of Common Stock. In the event the Representative exercises its Over-allotment Option, the Representative will be entitled to purchase an additional 13,065 shares of Common Stock. The Representative’s Warrants will be exercisable at a per share exercise price equal to $5.625 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six (6) months immediately following the commencement of sales of the Offering.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

3.1	Articles of Incorporation of the Company(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

3.2	Bylaws of the Company(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

4.1	Form of Underwriter Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)(**)

4.2	Description of Registered Securities(*)

10.1	Contribution Agreement dated June 1, 2023, by and among Massimo Group, David Shan and Asia International Securities Exchange Co., Ltd.(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.2	Employment Agreement dated June 1, 2023, between the Company and David Shan(**)(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.3	Employment Agreement dated June 1, 2023, between the Company and Dr. Yunhao Chen(**)(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.4	Business Loan Agreement dated April 18, 2022, between the Company and MidFirst Bank(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.5	Addendum No. 1 to Business Loan Agreement dated June 15, 2023, between the Company and MidFirst Bank(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.6	Addendum No. 2 to Business Loan Agreement, dated October 15, 2023, between the Company and MidFirst Bank(**) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.7	Business Loan Agreement, dated January 3, 2024(**) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.8	Promissory Note dated January 3, 2024(**) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.9	2024 Stock Incentive Plan(**) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

21.1	List of Subsidiaries(*)

23.1	Consent of ZH CPA, LLC Certified Public Accountants and Advisors, A Professional Corporation(*)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(***)

97.1	Executive Compensation Clawback Policy, adopted March 25, 2024(*)

101.xsd	Inline XBRL Taxonomy Extension Schema Document(*)

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document(*)

101.def	Inline XBRL Taxonomy Definition Linkbase Document(*)

101.lab	Inline XBRL Taxonomy Label Linkbase Document(*)

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

†	Denotes management compensation plan or contract

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2024	MASSIMO GROUP

	By:	/s/ David Shan
	Name:	David Shan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shan	Chief Executive Officer and Chairman	April 15, 2024
David Shan	(Principal Executive Officer)

/s/ Yunhao Chen	Chief Financial Officer and Director	April 15, 2024
Yunhao Chen	(Principal Financial and Accounting Officer)

/s/ Paolo Pietrogrande	Director	April 15, 2024
Paolo Pietrogrande

/s/ Mark Sheffield	Director	April 15, 2024
Mark Sheffield

/s/ Ting Zhu	Director	April 15, 2024
Ting Zhu

76