Form 10-Q
period 2024-03-31
Massimo Group
filed 2024-05-14
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41994

Massimo Group

(Exact name of registrant as specified in its charter)

Nevada	92-0790263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 W Miller Road Garland, TX	75041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 881-6376

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	MAMO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of May 14, 2024, there were 41,300,000 shares of the Company’s common stock issued and outstanding.

i

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Report”), references to “we,” “us,” “our,” “Company” or “our Company” are to Massimo Group, a Nevada corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

●	our limited operating history on which to judge our performance and assess our prospects for future success;
●	risks related to our reliance on a network of independent dealers and distributors to manage the retail distribution of many of our products;
●	our reliance on third-party manufacturers and supplies for our products;
●	risks related to the fact that the majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China;
●	the inexperience of our principal shareholder and senior management in operating a publicly traded company;
●	economic conditions that impact consumer spending may have a material adverse effect on our business;
●	results of operations or financial condition;
●	risks related to face intense competition in all product lines, including from some competitors that have greater financial and marketing resources;
●	risks related to our ability to attract and retain key personnel;
●	potential harm caused by misappropriation of our data and compromises in cybersecurity;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity;
●	the inability of our dealers, customers and distributors to secure adequate access to capital or financing;
●	failure to develop brand name and reputation;
●	the significant product repair and/or replacement due to product warranty claims or product recalls;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business; and
●	other risks and uncertainties described in this Report, including those described in the “Risk Factors” section.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,137	$765,814
Accounts receivable, net	14,203,770	9,566,445
Inventories, net	27,182,635	25,800,912
Advance to suppliers	1,406,100	1,589,328
Other current assets	679,319	637,509
Total current assets	43,678,961	38,360,008

NON-CURRENT ASSETS
Property and equipment at cost, net	384,551	399,981
Right of use operating lease assets, net	1,197,431	1,478,221
Right of use financing lease assets, net	103,169	113,549
Deferred offering assets	1,563,547	1,457,119
Deferred tax assets	346,948	134,601
Total non-current assets	3,595,646	3,583,471
TOTAL ASSETS	$47,274,607	$41,943,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$-	$303,583
Accounts payable	14,772,382	12,678,077
Other payable, accrued expenses and other current liabilities	90,463	98,097
Accrued return liabilities	138,229	283,276
Accrued warranty liabilities	640,525	619,113
Contract liabilities	1,052,342	1,835,411
Current portion of obligations under operating leases	681,872	847,368
Current portion of obligations under financing leases	42,083	41,647
Income tax payable	3,221,201	2,121,083
Total current liabilities	20,639,097	18,827,655

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	515,559	630,853
Obligations under financing leases, non-current	66,338	77,024
Loan from a shareholder	7,909,525	7,920,141
Total non-current liabilities	8,491,422	8,628,018
TOTAL LIABILITIES	$29,130,519	$27,455,673

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 40,000,000 and 40,000,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	40,000	40,000
Preferred shares, $0.01 par value, 5,000,000 preferred shares authorized, no shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Subscription receivable	(357,159)	(832,159)
Additional paid-in-capital	1,994,000	1,994,000
Retained earnings	16,467,247	13,285,965
Total equity	18,144,088	14,487,806

TOTAL LIABILITIES AND EQUITY	$47,274,607	$41,943,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$30,151,677	$18,840,415
Cost of revenues	19,700,290	13,223,421
Gross Profit	10,451,387	5,616,994

Operating expenses:
Selling and marketing expenses	2,210,484	1,950,285
General and administrative expenses	4,106,905	2,984,262
Research and development expenses	162,250	-
Total operating expenses	6,479,639	4,934,547

Income from operations	3,971,748	682,447

Other income (expense):
Other income, net	247,569	44,895
Interest expense	(137,694)	(155,098)
Total other income (expense), net	109,875	(110,203)

Income before income taxes	4,081,623	572,244

Provision for income taxes	900,341	24,079

Net income and comprehensive income	$3,181,282	$548,165

Earnings per share – basic and diluted	$0.08	$0.01
Weighted average number of shares of common stock outstanding – basic and diluted	40,000,000	40,000,000

Pro Forma information Statement for Income Tax Provision For the Three Months ended March 31, 2023 as a C Corporation upon Reorganization

Income before income taxes	572,244

Pro forma provision for income taxes (pro forma for S Corporation)	144,250

Pro forma net income and comprehensive income (pro forma for S Corporation)	$427,994

Pro forma earnings per share – basic and diluted (pro forma for S Corporation)	$0.01
Weighted average number of shares of common stock outstanding – basic and diluted	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740
Subscription received	–	–	600,000	–	–	600,000
Net income for the three months ended March 31, 2023	–	–	–	–	548,165	548,165
Balance at March 31, 2023	40,000,000	$40,000	$(1,434,000)	$1,994,000	$5,618,905	$6,218,905

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806
Subscription received	–	–	475,000	–	–	475,000
Net income for the three months ended March 31, 2024	–	–	–	–	3,181,282	3,181,282
Balance at March 31, 2024	40,000,000	$40,000	$(357,159)	$1,994,000	$16,467,247	$18,144,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$3,181,282	$548,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,511	35,300
Non-cash operating lease expense	280,790	184,316
Accretion of finance lease liabilities	1,331	1,784
Amortization of finance lease right-of-use assets	10,380	9,343
Gain on disposal of fixed asset	(44,655)	-
Provision for expected credit loss, net	234,298	104,631
Deferred tax assets	(212,347)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,871,623)	93,993
Inventories	(1,381,723)	(672,300)
Advance to suppliers	183,228	1,423,742
Other current asset	(41,810)	(302,580)
Accounts payables	2,094,305	(525,990)
Other payable, accrued expense and other current liabilities	(7,634)	(33,401)
Tax payable	1,100,118	24,079
Accrued warranty liabilities	21,412	(37,558)
Accrued return liabilities	(145,047)	(292,483)
Contract liabilities	(783,069)	403,760
Due to shareholder	(10,616)	(20,273)
Lease liabilities – operating lease	(280,790)	(184,316)
Net cash (used in) provided by operating activities	(635,659)	760,212

Cash flows from investing activities:
Proceed from sales of property and equipment	128,001	-
Acquisition of property and equipment	(104,427)	-
Net cash provided by investing activities	23,574	-

Cash flows from financing activities:
Proceeds from bank loan	-	300,000
Repayment of bank loan	-	(900,000)
Repayment of other loans	(303,583)	-
Repayment of finance lease liabilities	(11,581)	(10,536)
Repayment to related party	-	(10,000)
Deferred offering costs	(106,428)	(75,000)
Proceeds from subscription deposits	475,000	-
Net cash provided by (used in) financing activities	53,408	(695,536)

Net (decrease) increase in cash and cash equivalents	(558,677)	64,676
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$207,137	$1,012,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$137,694	$155,098
Cash paid for income taxes	$12,570	$-

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$-	$-
Right of use assets obtained in exchange for finance lease	$-	$37,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

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

Reorganization

On June 1, 2023, the two shareholders transferred their 100% equity interest in Massimo Motor Sports, LLC (“Massimo Motor Sports”) and 100% equity interest in Massimo Marine, LLC (“Massimo Marine”) to Massimo Group (the “Reorganization”). After this Reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor Sports and Massimo Marine.

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) and AISE agreed to invest $1 million to Massimo Motor Sports and $1 million to Massimo Marine to exchange their 15% of equity interest respectively. After Reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE have been exchanged to 15% of equity interest in Massimo Group.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Uses of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for inventories, allowance for credit losses, sales return liabilities, and warranty costs. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, the balances with banks and the liquid investments with maturities of three months or less. The Company maintains all its bank accounts in the United States, which are insured by Federal Deposit Insurance Corporation (“FDIC”).

Accounts Receivable, net

Accounts receivable represent trade receivable and are recognized initially at fair value and subsequently adjusted for any allowance for expected credit loss. The Company grants credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of March 31, 2024 and December 31, 2023, the Company had inventory provision of $439,900 and $439,900, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories were $nil and $nil for the three months ended March 31, 2024 and 2023, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

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

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02—Leases (Topic 842) since January 1, 2020, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, the Company measures its lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or its incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company measures right-of-use (“ROU”) assets based on the corresponding lease liability adjusted for payments made to the lessor at or before the commencement date, and initial direct costs it incurs under the lease. The Company begins recognizing lease expense when the lessor makes the underlying asset available to the Company.

Lease cost for operating leases includes the amortization of the ROU asset and interest expense related to the operating lease liability. For leases with lease term less than one year (short-term leases), the Company records operating lease expense in its consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

Finance Leases

Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation of right-of-use finance asset” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net.” Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably certain of exercising.

Impairment of Long-lived Assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three months ended March 31, 2024 and 2023, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans, accounts payable, other liabilities, contract liabilities, due to shareholder, due to related parties, and lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2024.

Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s revenue is generated primarily by sales of UTVs, ATVs electric bikes, and Pontoon Boats. Revenue represented the amount of consideration to which the Company expects to be entitled in exchange for promised goods. Revenue is recorded when performance obligations are considered to be satisfied when control is transferred to our customers upon goods delivered to customers and acceptance by customers.

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of March 31, 2024 and December 31, 2023, $138,229 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the three months period ended March 31, 2024 and 2023, the Company recorded sales return credits of $425,705 and $679,522 respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of March 31, 2024 and December 31, 2023, $640,525 and $619,113 of product warranty were recorded in the consolidated balance sheet, respectively. During the three months period ended March 31, 2024 and 2023, the Company recorded warranty expenses of $386,959 and $348,152 respectively.

Contract Liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of March 31, 2024 and December 31, 2023, the Company records contract liabilities of $1,052,342 and $1,835,411, respectively, which will be recognized as revenue upon delivery of the products sold. For the three months ended March 31, 2024 and 2023, the amounts transferred to/from contract liabilities at the beginning of the fiscal period from/to revenue were $929,686 and $696,274, respectively.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three months ended March 31, 2024 and 2023 is disclosed in Note 18 of these consolidated financial statements.

Cost of Sales

Cost of sales includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of sale primarily consist of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, and depreciation expenses.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in cost of revenue and selling expenses. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $1,107,047 and $1,094,796 for the three months ended March 31, 2024 and 2023, respectively. The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenue, amounting to $2,687,647 and $2,678,296 for the three months ended March 31, 2024 and 2023, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising cost presented in selling expenses were $228,476 and $191,786 for the three months ended March 31, 2024 and 2023, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

401(k) benefit plan

The 401(k) benefit plan covers substantially all employees and allows voluntary employee contributions up to the annually adjusted Internal Revenue Service dollar limit. These voluntary contributions are matched equal to 100% of the employee’s compensation contributed and not to exceed 4% of the total eligible compensation. The employees’ voluntary contributions and the Company’s matching contributions are 100% vested immediately. The Company adopted the 401(k) benefit plan from March 2022.

Income taxes

Before the Reorganization, the Company elected to be taxed as an S Corporation for federal and state income tax purposes. As an S Corporation, the Company is not subject to federal income tax and state tax in Texas. As such, shareholders are taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. After the Reorganization, the Company is subjected to U.S. federal income tax at 21% and the margin tax in the state of Texas.

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

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 740, “Accounting for Uncertainty in Income Taxes.” A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the periods ended March 31, 2024 and 2023, there were no dilutive shares.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

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

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2024, no bank balance in Massimo Motor Sports exceeded the insured limited. As of December 31, 2023, one bank balance in Massimo Motor Sports exceeded the insured limited of $330,357.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the three months ended March 31, 2024 and 2023, one and no customer accounted for more than 10% of the Company’s total revenues, respectively. As of March 31, 2024 and December 31, 2023, one and one customers accounted for more than 10% of the Company’s accounts receivable, respectively.

f. Significant suppliers

For the three months ended March 31, 2024 and 2023, three and two suppliers accounted for more than 10% of the Company’s total purchases respectively. As of March 31, 2024 and December 31, 2023, no and one supplier accounted for more than 30% of the Company’s total accounts payable, respectively.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued.

The Jumpstart Our Business Startups Act provides that an emerging growth company (“EGC”) as defined therein can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has adopted the extended transition period.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for us beginning January 1, 2024, using either a modified retrospective or a fully retrospective method of transition, and early adoption is permitted. Management is currently evaluating the impact of the new standard on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. Management is currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclousres” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable – third parties	$14,995,428	$10,123,805
Accounts receivable – related parties	-	-
Total accounts receivable, gross	14,995,428	10,123,805
Less: allowance for credit loss	(791,658)	(557,360)
Accounts receivable, net	$14,203,770	$9,566,445

The Company did not write off any uncollectible accounts receivable for the three months ended March 31, 2024 and 2023, respectively.

The Company recorded allowance for credit loss of $234,298 and $104,631 for the three months ended March 31, 2024 and 2023, respectively.

The movement of allowance for credit loss are as follow:

	March 31, 2024	December 31, 2023
Balance as of beginning	$557,360	$354,059
Additional (Reversal of) provision	234,298	203,301
Ending balance	$791,658	$557,360

The Company’s accounts receivable balances as of March 31, 2024 and December 31, 2023 are pledged for its line of credit facility at Midfirst Bank (See Note 12(a)).

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Products	$15,615,936	$16,777,928
Parts and accessories	1,215,429	899,188
Inventories in transit	8,082,269	5,399,964
Freight and duty	2,708,901	3,163,732
	27,622,535	26,240,812
Less: inventory allowance	(439,900)	(439,900)
Inventories, net	$27,182,635	$25,800,912

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $nil and $nil for the three months ended March 31, 2024 and 2023, respectively.

The inventories which are pledged for the Company’s line of credit facility at Midfirst Bank are $20,080,055 and $19,961,227 as of March 31, 2024 and December 31, 2023, respectively (See Note 12(a)).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	March 31, 2024	December 31, 2023
Advance to suppliers	$1,406,100	$1,589,328
Less: allowance for credit loss	-	-
Advance to suppliers, net	$1,406,100	$1,589,328

No credit loss allowance of advances to suppliers was recorded during the three months ended March 31, 2024 and 2023. We had a prepayment of $1.1 million and $1.1 million to one supplier, who we had an ongoing lawsuit with, as of March 31, 2024 and December 31, 2023, respectively. We also seeked for damage from the supplier and believe that initial claim is significantly greater than $1.1 million. There was no further update on status of lawsuit as of May 13, 2024. Therefore, no impairment was recognized in connection with the balance during the three months ended March 31, 2024 and 2023.

NOTE 6 — OTHER CURRENT ASSTS

Other current assts consist of the following:

	March 31, 2024	December 31, 2023
Prepayment	$591,754	$598,481
Other receivables	87,565	39,028
Total	$679,319	$637,509

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2024	December 31, 2023
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	89,418	89,418
Vehicles	534,569	670,793
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	867,241	1,012,465
Less: accumulated depreciation and amortization	(491,690)	(612,484)
Property and equipment, net	$384,551	$399,981

Depreciation expense was $36,511 and $35,300 for the three months ended March 31, 2024 and 2023, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the three months ended March 31, 2024 and 2023 amounted to $311,192 and $206,192, respectively. Amortization of operating lease right-of-use assets amounted to $280,790 and $184,316 for the three months ended March 31, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the three months ended March 31, 2024 and 2023 amounted to $1,331 and $1,784, respectively. Amortization of finance lease right-of-use assets amounted to $10,380 and $9,343 for the three months ended March 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	March 31, 2024	December 31, 2023
Right-of-use assets, net	$1,197,431	$1,478,221

Operating lease liabilities - current	681,872	847,368
Operating lease liabilities - non-current	515,559	630,853
Total	$1,197,431	$1,478,221

Financing leases

	March 31, 2024	December 31, 2023
Right-of-use assets, net	$103,169	$113,549

Finance lease liabilities - current	42,083	41,647
Finance lease liabilities - non-current	66,338	77,024
Total	$108,421	$118,671

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	March 31, 2024	December 31, 2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$311,192	$1,104,769
Financing cash flows used in finance leases	$11,581	$47,051
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$60,805
Operating lease liabilities	$-	$1,113,140

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Finance lease	2.62 years	2.85 years
Operating leases	1.72 years	1.82 years

Weighted average discount rate:
Finance leases	4.63%	4.61%
Operating leases	9.39%	8.61%

The following is a schedule of maturities of operating and finance lease liabilities as of March 31, 2024:

Operating leases

Twelve months ending March 31,
2025	$764,769
2026	503,386
2027	44,799
Total future minimum lease payments	1,312,954
Less: imputed interest	(115,523)
Present value of operating lease liabilities	$1,197,431

Finance leases

Twelve months ending March 31,
2025	$46,325
2026	46,325
2027	15,766
2028	7,977
Total future minimum lease payments	116,393
Less: imputed interest	(7,972)
Present value of finance lease liabilities	$108,421

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	March 31, 2024	December 31, 2023
Balance as of beginning	$283,276	$556,538
Actual recognized products return	(570,752)	(3,355,112)
Accruals for product return liabilities	425,705	3,081,850
Ending balance	$138,229	$283,276

NOTE 10 — ACCRUED WARRANTY EXPENSES

The following table shows changes in the Company’s accrued warranties and related costs:

	March 31, 2024	December 31, 2023
Balance as of beginning	$619,113	$260,531
Cost of warranty claims	(365,546)	(1,924,203)
Accruals for product warranty	386,958	2,282,785
Ending balance	$640,525	$619,113

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	March 31, 2024	December 31, 2023
Credit card liabilities	$30,391	$7,732
Sales Tax payable	13,299	13,204
Other current liabilities	46,773	77,161
Total	$90,463	$98,097

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 12 —LOANS

Loan balance consists of the following:

	March 31, 2024	December 31, 2023
Other loans - Northpoint (1)	$-	$205,440
Other loans – BAC (2)	-	98,143
Total	$-	$303,583

(1)	On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of March 31, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(2)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of March 31, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Custom Van Living	Controlled by David Shan
Miller Creek Holdings LLC	Controlled by David Shan
SUNL Technology LLC	Controlled by David Shan
Asia International Securities Exchange Co Ltd	Principal owner of the Company

(a)	Due to shareholder

Due to shareholder consists of the following:

	March 31, 2024	December 31, 2023

Due to shareholder - David Shan, opening balance	$7,920,141	$10,984,344
Withdraw	(10,616)	(5,264,203)
Capital dividend declared	-	2,200,000
Due to shareholder – David Shan, ending balance	7,909,525	7,920,141
Non-current	(7,909,525)	(7,920,141)
Current	$-	$-

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 13 — RELATED PARTY TRANSACTIONS (continued)

(a)	Due to shareholder (continued)

The balance represented unsecured, due on demand and interest free borrowings between the Company and the Controlling Shareholder, Mr. David Shan, the Chairman of the Board. Mr. David Shan periodically provides working capital to support the Company’s operations when needed. On January 3, 2024, the Controlling Shareholder, Mr. David Shan signed a promissory note with the Company. Under the promissory note, outstanding amount due to shareholder balance matures on January 3, 2029 and therefore the amount due to shareholder – David Shan is reclassified as long-term liabilities as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company owed $7,909,525 and $7,920,141 to Mr. David Shan, respectively.

(b)	Lease arrangement with related party

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the Controlling Shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years expired on July 31, 2024 with monthly rent of $60,000. (See Note 8)

On April 29, 2023, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the Controlling Shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. Before the agreement, the Company rented the warehouse and office space on monthly basis for four months.

The Company recorded rent expense of $285,000 and $180,000 for three months ended March 31, 2024 and 2023, respectively in connection with the lease arrangements.

(c)	Loan guarantee provided by related parties

In connection with the Company’s bank borrowing, Mr. David Shan, the Controlling Shareholder, Miller Creek Holdings LLC and Massimo Group, the holding company of Massimo Motor provided unlimited guarantee to the Company’s bank loan (See Note 12).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 14 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine both terminated their status as a Subchapter S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any periods prior to June 1, 2023 will only reflect a margin tax for the state of Texas and corresponding tax expense. As a C Corporation, the Company combined effective tax rate for federal income taxes of 21% and state margin tax.

As of March 31, 2024 and December 31, 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three months ended March 31, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 are 27.18% and 4.21% respectively. The primary differences between the annual effective tax rate and statutory tax rates are mainly contributed by S Corporation benefits and the state margin taxes.

The provision for income tax consists of the following:

	March 31, 2024	March 31, 2023

Income tax provision – current	$1,112,688	$24,079
Income tax (recovery) - deferred	(212,347)	-
Income tax provision	$900,341	$24,079

The following table reconciles the statutory tax rate to the Company’s effective tax:

	March 31, 2024	March 31, 2023

Net income before income taxes	$4,081,623	$572,244
Income tax expense at the federal statutory rate	21%	21%
Statutory U.S. federal income tax	857,141	120,171
S Corporation benefits	-	(120,171)
State margin tax	40,737	24,079
Non-deductible expense	2,463	-
Other	-	-
Total	$900,341	$24,079

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 14 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	March 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit loss	$166,248	$117,046
Property and equipment	16,059	16,480
Lease liability – operating	251,460	310,426
Lease liability – financing	22,768	24,920
Warranty liabilities	134,510	-
Return liabilities	29,028	-
Total deferred tax assets	620,073	468,872
Deferred tax liabilities:
Right of use assets – operating	(21,665)	(310,426)
Right of use assets – financing	(251,460)	(23,845)
Total deferred tax liabilities	(273,125)	(334,271)
Deferred tax assets (liabilities), net	$346,948	$134,601

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented.

Subscription receivable

During the three months ended March 31, 2024, the Company’s stockholders made a total of $475,000 of capital contributions to the Company.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as at March 31, 2024 and December 31, 2023.

Contractual Commitments

As of March 31, 2024, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$1,429,347	$811,094	$610,276	$7,977	$–

NOTE 17 — SEGMENT REPORTING

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

The following table presents sales by product categories for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024	2023

UTVs, ATVs and electric bikes	$28,693,141	$16,481,157
Pontoon Boats	1,458,536	2,359,258
Total revenue	$30,151,677	$18,840,415

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)

Note 18 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2024 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Pursuant to the terms and conditions of the Underwriting Agreement entered into by the Company and the underwriters (the “Underwriting Agreement”), the underwriters may exercise an overallotment option (the “Overallotment Option”), exercisable for 45 days from April 1, 2024, to purchase up to an additional 195,000 shares from the Company at the offering price less the underwriting discount and commissions to cover over-allotments. Following the closing of the offering, the Company has a total of 41,300,000 common shares issued and outstanding. In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.”

Representative’s Warrant

Pursuant to the Underwriting Agreement, the Company issued to Craft Capital Management, LLC (the “Representative”) and its designee warrants (the “Representative’s Warrants”) to purchase 87,100 shares of common stock. In the event the Representative exercises its Over-allotment Option, the Representative will be entitled to purchase an additional 13,065 shares of common stock. The Representative’s Warrants will be exercisable at a per share exercise price equal to $5.625 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six (6) months immediately following the commencement of sales of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”), on April 15, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements .”

Overview of Company

Massimo Group is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, the Chairman of the Board and Chief Executive Officer, is the Controlling Shareholder of the Company.

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

Massimo Group currently generates most of its revenues from the sales of UTVs and ATVs, which represented 95.2% and 87.5% of total revenue for the first quarter of fiscal 2024 and 2023, respectively. We also generate revenue from the sales of Pontoon Boats, which represented 4.8% and 12.5% of our revenue for the for the first quarter of fiscal 2024 and 2023, respectively.

Trends and Key Factors that Affect Operating Results

We believe the most significant factors that affect our business and results of operations include the following:

●

Risk of intense competition in the industry - The powersports vehicles and boats industry in the United States is highly competitive. Competition in such markets is based upon a number of factors, including price, quality, service, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing, joint advertising programs and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. Failure to compete effectively with rival products, features, or models, or to draw in new dealers, could significantly harm our business, financial condition, or operating results.

We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

●	Risk of economic and policy changes within China – We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports (with which we have a significant partnership) or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third-party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our recreational boats which we manufacture in our Dallas facility. For the three months ended March 31, 2024, we purchased approximately 72.33% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation – The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2023, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation – In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of fluctuations in the sale of Pontoon Boats - A segment of our sales revenue stemming from Massimo Marine exhibits a seasonal sales pattern. The boat sale is also influenced by the financing arrangements for boat purchases, which are susceptible to fluctuations in interest rates. For the years ended March 31, 2024 and 2023, our revenue generated from Massimo Marine was approximately 4.8% and 12.5% of our total revenue, respectively.

Results of Operations

For the Three Months Ended March 2024 and 2023

The following table summarizes the results of consolidated statements of operations and comprehensive income for the three months ended March 31, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) during such period.

	For the three months ended March 31,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$30,151,677	100.0%	$18,840,415	100.0%	$11,311,262	60.0%
Cost of sales	19,700,290	65.3%	13,223,421	70.2%	6,476,869	49.0%
Gross profit	10,451,387	34.7%	5,616,994	29.8%	4,834,393	86.1%
Operating expenses
Selling expenses	2,210,484	7.3%	1,950,285	10.4%	260,199	13.3%
General and administrative expenses	4,106,905	13.6%	2,984,262	15.8%	1,122,643	37.6%
Research and development expenses	162,250	0.5%	-	-	162,250	NA
Total operating expenses	6,479,639	21.5%	4,934,547	26.2%	1,545,092	31.3%
Income from operations	3,971,748	13.2%	682,447	3.6%	3,289,301	482.0%
Other income (expenses)
Other income, net	247,569	0.8%	44,895	0.2%	202,674	451.4%
Interest expense	(137,694)	(0.5)%	(155,098)	(0.8)%	17,404	(11.2)%
Total other income/(expenses)	109,875	0.4%	(110,203)	(0.6)%	220,078	(199.7)%
Income before income taxes	4,081,623	13.5%	572,244	3.0%	3,509,379	613.3%
Provision for income taxes	900,341	3.0%	24,079	0.1%	876,262	3,639.1%
Net income	$3,181,282	10.6%	$548,165	2.9%	$2,633,117	480.4%

Revenues.

Revenues increased by $11.3 million, or 60.0%, from $18.8 million in the first quarter of fiscal 2023 to $30.1 million in the first quarter of fiscal 2024. The increase in revenue was primarily due to combined effected of rising demand in the U.S. ATV and UTV market and our modified sales strategy. In 2024, we continued to expand our distribution network with various retailers to increase our products’ market penetration. We strategically focused our efforts on big box retailers that offer their own financing plans, while moving away from retailers that have liberal return policies. Over 80% of our sales in the first quarter of fiscal 2024 were from retailers, compared to 39% of our sales in the first quarter of fiscal 2023.

Revenue by Type

	For the three months ended March 31,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and electric bikes	$28,693,141	95.2%	$16,481,157	87.5%	$12,211,984	74.1%
Pontoon Boats	1,458,536	4.8%	2,359,258	12.5%	(900,722)	(38.2)%
Total	$30,151,677	100.0%	$18,840,415	100.0%	$11,311,262	60.0%

Revenue from sales of UTVs, ATVs and electric bikes

Revenue from sales of UTVs, ATVs and electric bikes was increased by $12.2 million, or 74.1%, from $16.5 million in the first quarter of fiscal 2023 to $28.7 million in the first quarter of fiscal 2024. Increase in revenue was primarily attributed to the expansion into more large retail stores in US (as “big box stores”). In the first quarter of fiscal 2023, our sales to those big box stores were $6.5 million. They increased to $22.7 million in the first quarter of fiscal 2024, with $19.7 million of its sales from one new customer since fiscal 2023. This surge is due to a shift in our sales strategy, focusing mostly on in-store sales at TSC, which generally involve larger volumes and fewer returns. In addition, sales to TSC consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $0.9 million, or 38.2%, from $2.4 million in the first quarter of fiscal 2023 to $1.5 million in the first quarter of fiscal 2024. The decrease in revenue was primarily attributable to the fact that we shifted from retailing in Q1 2023 to dealer sales in Q1 2024 and the dealers have experienced high rejection rates at the floorplan financing providers such as Northpoint. This is consistent with industry-wide trend.

Gross profit

Our gross profit was increased by $4.8 million, or 16.3%, from $5.6 million in the first quarter of fiscal 2023 to $10.5 million in the first quarter of fiscal 2024. Gross profit margin was 34.7% in the first quarter of fiscal 2024, as compared with 29.8% in same period last year. The increase of 4.8% in the gross profit margin was primarily attributable to higher net sales partly due to decreased return, as well as the lower cost of sales due to reduced freight costs in the first quarter of fiscal 2023 as compared with last year.

Our cost and gross profit by revenue types are as follows:

	For the three months ended March 31, 2024			For the three months ended March 31, 2023
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and electric bikes	$18,463,616	$10,229,525	35.7	$11,280,156	$5,201,001	31.6	$7,183,460	$5,028,524	4.1
Pontoon Boats	1,236,674	221,862	15.2	1,943,265	415,993	17.6	(706,591)	(194,131)	(2.4)
Total	$19,700,290	$10,451,387	34.7	$13,223,421	$5,616,994	29.8	$6,476,869	$4,834,393	4.8

Cost of revenue on UTVs, ATVs and electric bikes was increased by $7.2 million, or 63.7%, from $11.3 million in the first quarter of fiscal 2023 to $18.5 million in the first quarter of fiscal 2024 and gross profit was increased by $5.0 million, or 96.7%, from $5.2 million in the first quarter of fiscal 2023 to $10.2 million in the first quarter of fiscal 2024. Gross margin was increased by 4.1%, from 31.6% in the first quarter of fiscal 2023 to 35.7% in the first quarter of fiscal 2024. The increase in the cost of revenue was in line with the increase in sales. The increase in gross profit margin was mainly due to a decline in global container freight. Our freight costs dropped in the first quarter of fiscal 2024 when compared with last year.

Cost of revenue on Pontoon Boats was decreased by $0.7 million, or 36.4%, from $1.9 million in the first quarter of fiscal 2023 to $1.2 million in the first quarter of fiscal 2024, and gross profit was decreased by $0.2 million, or 46.7%, from $0.4 million in the first quarter of fiscal 2023 to $0.2 million in the first quarter of fiscal 2024. Gross margin was decreased by 2.4%, from 17.6% in the first quarter of fiscal 2023 to 15.2% in the first quarter of fiscal 2024. The decrease in gross margin was primarily because that we had higher portion of dealership sales which have a lower gross margin in the first quarter of fiscal 2024 compared to that in the first quarter of fiscal 2023.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. It increased by $0.3 million, or 13.3%, from $2.0 million in the first quarter of fiscal 2023 to $2.2 million in the first quarter of fiscal 2024, representing 7.3% and 10.4% of our total revenue in the first quarter of fiscal 2024 and the first quarter of fiscal 2023, respectively. Approximately $0.3 million and $0.1 million merchant service fees were recognized for the first quarter of fiscal 2024 and the first quarter of fiscal 2023 respectively. This is consistent with the fact that the chargebacks from new big box customer has been increased as a result of increased sales.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $1.1 million, or 37.6%, from $3.0 million in the first quarter of fiscal 2024 to $4.1 million in the first quarter of fiscal 2023. The increase was mainly due to the increased rent expense and professional fees. Our general and administrative expenses represented 13.6% and 15.8% of our total revenue in the first quarter of fiscal 2024 and in the first quarter of fiscal 2023, respectively.

Our salaries and benefits were $1.1 million and $1.1 million, representing 27.0% and 36.8% of our total general and administrative expenses in the first quarter of fiscal 2024 and in the first quarter of fiscal 2023, respectively. We had no material fluctuation on salaries and benefits expense in the first quarter of fiscal 2024 when compared with same period last year.

Our professional fee were increased by $0.1 million or 13.6%, from $0.7 million in the first quarter of fiscal 2023 to $0.8 million in the first quarter of fiscal 2024, representing 18.6% and 22.5% of our total general and administrative expenses in the first quarter of fiscal 2024 and in the first quarter of fiscal 2023, respectively. The increase was mainly due to legal fees arising from ongoing lawsuits.

Our rent expenses were increased by $0.3 million or 90.5%, from $0.4 million in the first quarter of fiscal 2023 to $0.7 million in the first quarter of fiscal 2024, representing 17.1% and 12.3% of our total general and administrative expenses in the first quarter of fiscal 2024 and in the first quarter of fiscal 2023, respectively. We had a rent increase of $0.1 million in the first quarter of fiscal 2024 since May 2023. Our property taxes included in the rent expenses were increased by $0.2 million in the first quarter of fiscal 2024 compared to the same period in prior year.

Interest expenses

Our interest expense was decreased by $17,404 or 11.2%, from $155,098 in the first quarter of fiscal 2023 to $137,694 in the first quarter of fiscal 2024. The decrease in interest expense was mainly because we lowered the loan balance during the year in light of increasing interest rates and repaid all the loan balance in November 2023.

Other income, net

Our other income of $247,569 in the first quarter of fiscal 2024, as compared with $44,895 in the first quarter of fiscal 2023, was increased by $202,674, or 451.4%. The increase was primarily because we wrote off a vendor’s account payable balance by $177,147 as a result of a settlement between the vendor and us. The write-off has increased the other income in the first quarter of fiscal 2024.

Income before income taxes

We had an increase of $3.5 million in income before income taxes from $0.6 million in the first quarter of fiscal 2023 to approximately $4.1 million in the first quarter of fiscal 2024, respectively. The increase was primarily attributable to the increase of revenue by $11.3 million and gross profit by $4.8 million, which was partly offset by increase of general and administrative expenses by approximately $1.1 million in the first quarter of fiscal 2024, as well as other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $0.9 million and $0.02 million for the first quarter of fiscal 2024 and 2023, respectively. We terminated our status as a S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. As such, the income tax provision for the first quarter of fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation, and the income tax provision for the first quarter of fiscal 2024 only reflected state margin tax at Texas as a S Corporation.

Net income

We had net income of $3.2 million and $0.5 million in the first quarter of fiscal 2024 and 2023, respectively. The increase was primarily attributable to the increased revenues and gross profit as discussed above.

Cash Flows

For the Periods Ended March 31, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	Three Months Periods Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(635,659)	$760,212
Net cash provided by investing activities	23,574	-
Net cash provided by (used in) financing activities	53,408	(695,536)
Net (decrease) increase in cash and cash equivalents	(558,677)	64,676
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$207,137	$1,012,647

Operating Activities

Net cash used in operating activities was approximately $0.6 million for the first quarter of fiscal 2024, compared to net cash provided by operating activities of approximately $0.8 million during the first quarter of fiscal 2023, representing an increase in the net cash used in operating activities of $1.4 million during the first quarter of fiscal 2024 compared with the same period in 2023, primarily due to the following:

●	Accounts receivable increased by approximately $4.9 million during the first quarter of fiscal 2024, compared to a decrease by approximately $0.1 million during the first quarter of fiscal 2023 as we had more sales near period end for the first quarter of fiscal 2024 compared to the same period last year.

●	Inventory was increased by approximately $1.4 million during the first quarter of fiscal 2024 compared to an increase by approximately $0.7 million during the first quarter of fiscal 2023.

●	Contract liabilities decreased by $0.8 million during the first quarter of fiscal 2024 compared to an increase by approximately $0.4 million during the first quarter of fiscal 2023.

●	The balance was partly offset by increase in net income by approximately $2.6 million during the first quarter of fiscal 2024 compared with same period in 2023.

●	Our net income was adjusted for non-cash items, including written-off of account receivables, non-cash operating lease expense, inventories reserve, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $0.3 million during the first quarter of fiscal 2024, compared to non-cash items of approximately $0.3 million during the same period in 2023.

●	Account payable increased by approximately $2.1 million during the first quarter of fiscal 2024, compared to a decrease of approximately $0.5 million during the first quarter of fiscal 2023, primarily due to the timing of payments for inventory during the first quarter of fiscal 2024 compared with the same period in last year.

Investing Activities

Net cash provided by investing activities was approximately $23,574 during the first quarter of fiscal 2024, compared to net cash from investing activities of $nil during the first quarter of fiscal 2023. The increase in net cash provided by investing activities was primarily attributable to the proceeds of $128,001 from the sales of property and equipment, offset by costs of $104,427 for additions of property and equipment during the first quarter of fiscal 2024.

Financing Activities

Net cash provided by financing activities was approximately $53,408 during the first quarter of fiscal 2024, compared to net cash used in financing activities of approximately $0.7 million during the first quarter of fiscal 2023. The increase in net cash provided by financing activities during the first quarter of fiscal 2024 was primarily attributable to the proceeds from the common shares subscription of $0.5 million, offset by the repayment of other loas of $0.3 million and the payment for initial public offering related costs of $0.1 million during the first quarter of fiscal 2024; combined with the repayment of bank loan of $0.9 million offset by the proceeds of $0.3 million from new bank loan during the first quarter of fiscal 2023.

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

Working Capital

As of March 31, 2024, we had cash and cash equivalents of approximately $0.2 million. Our current assets were approximately $43.7 million, including approximately $14.2 million accounts receivable, approximately $27.2 million inventory, approximately $1.4 million advance to suppliers and approximately $0.7 million prepayment and other receivables, and our current liabilities were approximately $20.6 million, including $14.8 million accounts payable to suppliers, $1.1 million contract liabilities, $3.2 million income tax payable, and $0.7 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $23.0 million.

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

Loan Balance

	March 31, 2024	December 31, 2023
Other loans - Northpoint (1)	$-	$205,440
Other loans – BAC (2)	-	98,143
Total	$-	$303,583

(1)	On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing by inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of March 31, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(2)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of March 31, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

Capital Expenditures

Our capital expenditures consist primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to approximately $128,001 and $nil for the first quarter of fiscal 2024 and 2023, respectively.

Contractual Commitments

As of March 31, 2024, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$1,429,347	$811,094	$610,276	$7,977	$–

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the first quarter of fiscal 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

The Company provides a refund policy to accept returns from end customer, which varies and depends on the difference products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “Accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “Inventories.” As of March 31, 2024 and December 31, 2023, we recorded $138,229 and $283,276 of sales return liabilities associated with estimated product returns in the consolidated balance sheet, respectively.

Warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of March 31, 2024 and December 31, 2023, we recorded $640,525 and $619,113 of products warranty in the consolidated balance sheet, respectively.

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

The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of March 31, 2024 and December 31, 2023, the Company recorded allowance for credit loss of $0.8 million and $0.6 million in the consolidated balance sheet, respectively.

Inventory provision

The Company assessed the net realizable value of each item of inventories and compared to the cost on the book, which include the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, the Company assessed all slow-moving or obsolete items for inventory valuation purposes. As of March 31, 2024 and December 31, 2023, the Company had inventory provision of $0.4 million and $0.4 million in the consolidated balance sheet respectively.

Although our significant accounting policies are elaborated upon in Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements, we maintain that there were no critical accounting policies.

Recent Developments

Initial Public Offering

On April 4, 2024, we closed our IPO of 1,300,000 shares of our common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by our Company. Pursuant to the terms and conditions of the Underwriting Agreement, the underwriters may exercise the Overallotment Option, exercisable for 45 days from April 1, 2024, to purchase up to an additional 195,000 shares from the Company at the offering price less the underwriting discount and commissions to cover over-allotments. Following the closing of the offering, we have a total of 41,300,000 common shares issued and outstanding. In connection with the offering, our common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.”

Representative’s Warrants

Pursuant to the Underwriting Agreement, we issued to the Representative and its designee Representative’s Warrants to purchase 87,100 shares of common stock. In the event the Representative exercises its Overallotment Option, the Representative will be entitled to purchase an additional 13,065 shares of common stock. The Representative’s Warrants will be exercisable at a per share exercise price equal to $5.625 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six (6) months immediately following the commencement of sales of the offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our unaudited financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1/A filed with the SEC on March 1, 2024 (the “Registration Statement”) and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Use of Proceeds

For a description of the use of proceeds generated in our IPO, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024. There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of the Company(***) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)
3.2	Bylaws of the Company(***) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)
4.1	Form of Underwriter Warrant (***) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)
10.1	Business Loan Agreement, dated January 3, 2024(***) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)
10.2	Promissory Note dated January 3, 2024(***) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)
10.3	2024 Stock Incentive Plan(***) (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
101.INS	Inline XBRL Instance Document(*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)(*)

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Massimo Group

Date: May 14, 2024	/s/ David Shan
David Shan Chief Executive Officer
(principal executive officer)

Date: May 14, 2024	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

