Form 10-Q
period 2024-06-30
Massimo Group
filed 2024-08-12
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 12, 2024, there were 41,322,485 shares of the Company’s common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,277,878	$765,814
Accounts receivable, net	11,466,849	9,566,445
Inventories, net	30,831,548	25,800,912
Advance to suppliers	902,234	1,589,328
Other current assets	762,675	637,509
Total current assets	45,241,184	38,360,008

NON-CURRENT ASSETS
Property and equipment at cost, net	548,849	399,981
Right of use operating lease assets, net	3,492,910	1,478,221
Right of use financing lease assets, net	92,790	113,549
Deferred offering assets	-	1,457,119
Other non-current assets	49,500	-
Deferred tax assets	431,845	134,601
Total non-current assets	4,615,894	3,583,471
TOTAL ASSETS	$49,857,078	$41,943,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$2,668,762	$303,583
Accounts payable	8,213,379	12,678,077
Other payable, accrued expenses and other current liabilities	70,601	98,097
Accrued return liabilities	202,273	283,276
Accrued warranty liabilities	732,565	619,113
Contract liabilities	1,205,431	1,835,411
Current portion of obligations under operating leases	908,584	847,368
Current portion of obligations under financing leases	42,524	41,647
Income tax payable	4,079,950	2,121,083
Total current liabilities	18,124,069	18,827,655

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	2,643,681	630,853
Obligations under financing leases, non-current	55,540	77,024
Loan from a shareholder	4,316,525	7,920,141
Total non-current liabilities	7,015,746	8,628,018
TOTAL LIABILITIES	$25,139,815	$27,455,673

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,322,485 and 40,000,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	41,322	40,000
Preferred shares, $0.01 par value, 5,000,000 preferred shares authorized, no shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Subscription receivable	-	(832,159)
Additional paid-in-capital	5,392,664	1,994,000
Retained earnings	19,283,277	13,285,965
Total equity	24,717,263	14,487,806

TOTAL LIABILITIES AND EQUITY	$49,857,078	$41,943,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$35,402,653	$26,735,699	$65,554,330	$45,576,114
Cost of revenues	23,903,396	18,633,003	43,603,686	31,856,424
Gross profit	11,499,257	8,102,696	21,950,644	13,719,690

Operating expenses:
Selling expense	3,097,362	2,486,454	5,307,846	4,436,739
General and administrative	4,094,737	3,337,493	8,201,642	6,321,755
Impairment loss on supplier deposit due to lawsuit	742,897	-	742,897	-
Research and development	-	-	162,250	-
Total operating expenses	7,934,996	5,823,947	14,414,635	10,758,494

Income from operations	3,564,261	2,278,749	7,536,009	2,961,196

Other income (expense):
Other income, net	132,268	26,973	379,837	71,868
Interest expense	(66,647)	(125,012)	(204,341)	(280,110)
Total other income (expense), net	65,621	(98,039)	175,496	(208,242)

Income before income taxes	3,629,882	2,180,710	7,711,505	2,752,954

Provision for income taxes	813,852	106,426	1,714,193	130,505

Net income and comprehensive income	$2,816,030	$2,074,284	$5,997,312	$2,622,449

Earnings per Share – basic	$0.07	$0.05	$0.15	$0.07
Weighted average shares outstanding – basic *	41,259,614	40,000,000	40,629,807	40,000,000
Earnings per Share –diluted	$0.07	$0.05	$0.15	$0.07
Weighted average shares outstanding –diluted*	41,386,842	40,000,000	40,693,421	40,000,000

*	Retroactively restated for effect of reorganization

Pro Forma information Statement for Income Tax Provision For the Three Months and Six Months ended June 30, 2023 as a C Corporation upon Reorganization

Income before income taxes	$2,180,710	$2,752,954

Provision for income taxes	457,949	578,120

Net income and comprehensive income	1,722,761	2,174,834

Earnings per share – basic and diluted	$0.04	$0.05
Weighted average number of shares of common stock outstanding – basic and diluted	40,000,000	40,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at March 31, 2023	40,000,000	$40,000	$(1,434,000)	$1,994,000	$5,618,905	$6,218,905
Subscription received	–	–	20,000	–	–	20,000
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Net income for the three months ended June 30, 2023	–	–	–	–	2,074,284	2,074,284
Balance at June 30, 2023	40,000,000	$40,000	$(1,414,000)	$1,994,000	$5,493,189	$6,113,189

Balance at March 31, 2024	40,000,000	$40,000	$(357,159)	$1,994,000	$16,467,247	$18,144,088
Paid in capital	–	–	357,159	88,172	–	445,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,000,248	–	3,001,548
Issuance of common stock	22,485	22	–	79,978	–	80,000
Stock based compensation	–	–	–	230,266	–	230,266
Net income for the three months ended June 30, 2024	–	–	–	–	2,816,030	2,816,030
Balance at June 30, 2024	41,322,485	$41,322	$-	5,392,664	$19,283,277	$24,717,263

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740
Subscription received	–	–	620,000	–	–	620,000
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Net income for the six months ended June 30, 2023	–	–	–	–	2,622,449	2,622,449
Balance at June 30, 2023	40,000,000	$40,000	$(1,414,000)	$1,994,000	$5,493,189	$6,113,189

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806
Additional Paid-in capital	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,000,248	–	3,001,548
Issuance of common stock	22,485	22	–	79,978	–	80,000
Stock based compensation	–	–	–	230,266	–	230,266
Net income for the six months ended June 30, 2024	–	–	–	–	5,997,312	5,997,312
Balance at June 30, 2024	41,322,485	$41,322	$-	$5,392,664	$19,283,277	$24,717,263

*	Retroactively restated for effect of reorganization

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$5,997,312	$2,622,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,984	70,292
Non-cash operating lease expense	639,629	425,756
Accretion of finance lease liabilities	2,555	4,069
Amortization of finance lease right-of-use assets	20,759	21,353
Gain on disposal of fixed asset	(36,001)	-
Provision for expected credit loss, net	250,780	56,087
Impairment loss of advances to supplier due to lawsuit	742,897	-
Stock based compensation	230,266	-
Deferred tax assets	(297,244)	(12,101)
Changes in operating assets and liabilities:
Accounts receivable	(2,151,184)	(3,055,820)
Inventories	(5,030,636)	2,899,217
Advance to suppliers	(55,803)	(561,105)
Other assets	(174,666)	9,459
Related party payable	-	(20,000)
Accounts payables	(4,464,698)	(112,935)
Other payable, accrued expense and other current liabilities	(27,496)	19,578
Tax payable	1,958,867	78,606
Accrued warranty liabilities	113,452	294,242
Accrued return liabilities	(81,003)	25,768
Contract liabilities	(629,980)	399,447
Due to shareholder	(3,603,616)	-
Lease liabilities – operating lease	(580,274)	(425,755)
Net cash (used in) provided by operating activities	(7,109,100)	2,738,607

Cash flows from investing activities:
Proceed from sales of property and equipment	162,001	-
Acquisition of property and equipment	(341,852)	(24,661)
Net cash used in investing activities	(179,851)	(24,661)

Cash flows from financing activities:
Net proceeds from bank loan	2,668,762	(100,000)
Repayment of other loans	(303,583)	-
Repayment of finance lease liabilities	(23,162)	(23,886)
Proceed from common share issuances	80,000	-
Proceeds from initial public offering, net of share issuance costs	4,458,667	-
Due to shareholder	-	(2,626,164)
Proceeds from subscription deposits	920,331	20,000
Net cash provided by (used in) financing activities	7,801,015	(2,730,050)

Net increase (decrease) in cash and cash equivalents	512,064	(16,104)
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$1,277,878	$931,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$137,694	$477,742
Cash paid for income taxes	$52,570	$64,000

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$2,654,318	$1,113,140
Right of use assets obtained in exchange for finance lease	$-	$60,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “Controlling Shareholder”) of the Company and owns 77.6% equity interest of Massimo Group as of June 30, 2024.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

Uses of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for inventories, allowance for credit losses, sales return liabilities, warranty costs and the assessment and the disclosure of contingency liabilities. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of June 30, 2024 and December 31, 2023, the Company had inventory provision of $439,900 and $439,900, included in inventories, net in the unaudited condensed consolidated balance sheet. Impairment provision of inventories were $nil and $nil for the three and six months ended June 30, 2024 and 2023, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Advances to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the three-month period and six-month period ended June 30, 2024 and 2023, the Company recorded the impairment loss of $742,897, $742,897, $nil and $nil respectively on its advances to suppliers in connection of an expected settlement between the Company and one supplier in September 2024.

Deferred offering cost

Deferred offering costs were expenses directly related to the Company’s planned IPO. These costs consisted of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs are reclassified to additional paid-in capital upon receipts of the capital raised at IPO closing date.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gains or losses on disposals are determined by comparing proceeds with carrying amount and are recognized within “other income (expense)” in the unaudited condensed consolidated statements of operations and comprehensive income.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and six months ended June 30, 2024 and 2023, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans, note receivable which was grouped in other current assets, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, due to shareholder and current portion of lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2024 and December 31, 2023.

Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s revenue is generated primarily by sales of UTVs, ATVs electric bikes (“e-bikes”), and Pontoon Boats. Revenue represented the amount of consideration to which the Company expects to be entitled in exchange for promised goods. Revenue is recorded when performance obligations are considered to be satisfied when control is transferred to our customers upon goods delivered to customers and acceptance by customers.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of June 30, 2024 and December 31, 2023, $202,273 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2024 and 2023, the Company recorded sales returns of $398,058 and $425,906 respectively. During the six-month period ended June 30, 2024 and 2023, the Company recorded sales returns of $823,763 and $1,105,428 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of June 30, 2024 and December 31, 2023, $732,565 and $619,113 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2024 and 2023, the Company recorded warranty expenses of $459,366 and $583,047 respectively. During the six-month period ended June 30, 2024 and 2023, the Company recorded warranty expenses of $846,325 and $931,199 respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of June 30, 2024 and December 31, 2023, the Company records contract liabilities of $1,205,431 and $1,835,411, respectively, which will be recognized as revenue upon delivery of the products sold. For the six months ended June 30, 2024 and 2023, the amounts transferred from contract liabilities at the beginning of the fiscal period to revenue were $929,686 and $696,274, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and six months ended June 30, 2024 and 2023 is disclosed in Note 18 of these unaudited condensed consolidated financial statements.

Cost of revenues

Cost of revenues includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of revenues primarily consists of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, warehouse supplies and depreciation expenses.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in cost of revenues and selling expenses. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $1,954,821 and $1,340,766 for the three months ended June 30, 2024 and 2023, respectively. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $3,061,868 and $2,435,562 for the six months ended June 30, 2024 and 2023, respectively.

The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $3,488,294 and $2,480,954 for the three months ended June 30, 2024 and 2023, respectively. The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $6,175,941 and $5,159,250 for the six months ended June 30, 2024 and 2023, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $175,290 and $270,877 for the three months ended June 30, 2024 and 2023, respectively. Advertising costs presented in selling expenses were $403,766 and $462,663 for the six months ended June 30, 2024 and 2023, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2024, a total of 63,614 unvested Restricted Stock Units (“RSU”) were included in the computation of weighted average number of common shares for the calculation of diluted EPS. For the three and six months ended June 30, 2023, there were no dilutive shares.

Stock Based compensation

The Company follows the provisions of ASC 718, “Compensation - Stock Compensation” (“ASC 260”), which establishes the accounting for employee share-based awards. For employee share-based awards, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award.

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

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2024 and December 31, 2023, one bank balance in Massimo Motor Sports exceeded the insured limited by $433,931 and $330,357, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

c. Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our lessors and our borrowings with banks. The shareholder loans bear no interest. Our leasing obligations’ interest rates are fixed at the commencement date of the leases. We have not been exposed to material risks due to the fact that our borrowing from the bank is not significant. And we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

d. Liquidity Risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in managing liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. We achieve this by maintaining sufficient cash and banking facilities.

e. Significant customers

For the three months ended June 30, 2024 and 2023, one and one customer accounted for more than 10% of the Company’s total revenues, respectively. For the six months ended June 30, 2024 and 2023, one and one customer accounted for more than 10% of the Company’s total revenues, respectively. As of June 30, 2024 and December 31, 2023, one and one customers accounted for more than 10% of the Company’s accounts receivable, respectively.

f. Significant suppliers

For the three months ended June 30, 2024 and 2023, three and two suppliers accounted for more than 10% of the Company’s total purchases respectively. For the six months ended June 30, 2024 and 2023, three and two suppliers accounted for more than 10% of the Company’s total purchases respectively. As of June 30, 2024 and December 31, 2023, two and three suppliers accounted for more than 10% of the Company’s total accounts payable, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable – third parties	$12,274,989	$10,123,805
Accounts receivable – related parties	-	-
Total accounts receivable, gross	12,274,989	10,123,805
Less: allowance for credit loss	(808,140)	(557,360)
Accounts receivable, net	$11,466,849	$9,566,445

The Company did not write off any uncollectible accounts receivable for the three and six months ended June 30, 2024 and 2023, respectively.

The Company recorded allowance for credit loss of $16,482 and reversal of allowance of $372,423 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded allowance for credit loss of $250,780 and $56,628 for the six months ended June 30, 2024 and 2023, respectively.

The movement of allowance for credit loss are as follow:

	June 30, 2024	December 31, 2023
Balance as of beginning	$557,360	$354,059
Additional of provision	250,780	203,301
Ending balance	$808,140	$557,360

The Company’s accounts receivable balances as of June 30, 2024 and December 31, 2023 are pledged for its line of credit facility at Midfirst Bank and Cathay Bank (See Note 12).

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Products	$20,030,666	$16,777,928
Parts and accessories	1,470,693	899,188
Inventories in transit	6,328,476	5,399,964
Freight and duty	3,441,613	3,163,732
	31,271,448	26,240,812
Less: inventory allowance	(439,900)	(439,900)
Inventories, net	$30,831,548	$25,800,912

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $nil and $nil for the three and six months ended June 30, 2024 and 2023, respectively.

The inventories which are pledged for the Company’s line of credit facility at Cathay Bank/Midfirst Bank are $24,365,138 and $19,961,227 as of June 30, 2024 and December 31, 2023, respectively (See Note 12).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	June 30, 2024	December 31, 2023
Advance to suppliers	$1,645,131	$1,589,328
Less: impairment loss allowance due to irrecoverable prepayment	(742,897)	-
Advance to suppliers, net	$902,234	$1,589,328

$742,897 and $nil impairment loss allowance of advances to suppliers was recorded during the three and six months ended June 30, 2024 and 2023.

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would use approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier, reducing it from $1.1 million to $342,000 and regroup the remaining balance of $342,000 to other current assets on condensed consolidated balance sheet during the three and six months ended June 30, 2024 (Note 6). During the three and six months ended June 30, 2023, we had no impairment loss of prepayment.

NOTE 6 — OTHER NON-CURRENT AND CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepayment	$331,972	$598,481
Note receivable	342,000	-
Other receivables	88,703	39,028
Deposit	49,500	-
Total	$812,175	$637,509
Less: Other non-current assets	(49,500)	-
Other current assets	762,675	637,509

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would use approximately $342,000 including interest to resolve the claim. $342,000 was regrouped as other current assets as of June 30, 2024. (Note 5)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	June 30, 2024	December 31, 2023
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	326,843	89,418
Vehicles	461,666	670,793
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,040,763	1,012,465
Less: accumulated depreciation and amortization	(491,914)	(612,484)
Property and equipment, net	$548,849	$399,981

Depreciation expense was $30,473 and $34,992 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $66,984 and $70,292 for the six months ended June 30, 2024 and 2023, respectively.

There was an addition of $237,425 and $24,661 on property and equipment during the three months ended June 30, 2024 and 2023, respectively. There was an addition of $341,852 and $24,661 on property and equipment during the six months ended June 30, 2024 and 2023, respectively. There was a disposal of property and equipment with the net book value of $42,655 and $nil with realized (loss) on the disposition of $(8,654) and $nil during the three months ended June 30, 2024 and 2023, respectively. There was a disposal of property and equipment with the net book value of $126,000 and $nil with realized gain on the disposition of $36,001 and $nil during the six months ended June 30 2024 and 2023, respectively.

No impairment was recorded for the three and six months ended June 30, 2024 and 2023.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. On May 1, 2024, the Company signed another two lease agreements with Miller Creek Holding LLC, a related party owned by the Controller Shareholder, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for its operation, respectively. The leases will expire on August 31, 2029. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the three months ended June 30, 2024 and 2023 amounted to $405,552 and $276,192, respectively. Amortization of operating lease right-of-use assets amounted to $358,839 and $241,440 for the three months ended June 30, 2024 and 2023, respectively.

Total operating lease expense for the six months ended June 30, 2024 and 2023 amounted to $716,745 and $482,384, respectively. Amortization of operating lease right-of-use assets amounted to $639,629 and $425,756 for the six months ended June 30, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the three months ended June 30, 2024 and 2023 amounted to $1,224 and $2,285, respectively. Amortization of finance lease right-of-use assets amounted to $10,379 and $12,010 for the three months ended June 30, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the six months ended June 30, 2024 and 2023 amounted to $2,555 and $4,069, respectively. Amortization of finance lease right-of-use assets amounted to $20,759 and $21,353 for the six months ended June 30, 2024 and 2023, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	June 30, 2024	December 31, 2023

Operating lease liabilities - current	$908,584	$847,368
Operating lease liabilities - non-current	2,643,681	630,853
Total	$3,552,265	$1,478,221

Financing leases

	June 30, 2024	December 31, 2023

Finance lease liabilities - current	$42,524	$41,647
Finance lease liabilities - non-current	55,540	77,024
Total	$98,064	$118,671

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	June 30, 2024	December 31, 2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$657,388	$1,104,769
Financing cash flows used in finance leases	$23,162	$47,051
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$60,805
Operating lease liabilities	$2,654,318	$1,113,140

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Finance lease	2.39 years	2.85 years
Operating leases	4.31 years	1.82 years

Weighted average discount rate:
Finance leases	4.61%	4.61%
Operating leases	8.98%	8.61%

The following is a schedule of maturities of operating and finance lease liabilities as of June 30, 2024:

Operating leases

Twelve months ending June 30,
2025	$1,094,270
2026	1,010,993
2027	594,000
2028	594,000
2029	594,000
2030 and after	99,000
Total future minimum lease payments	3,986,263
Less: imputed interest	(433,998)
Present value of operating lease liabilities	$3,552,265

Finance leases

Twelve months ending June 30,
2025	$46,325
2026	41,649
2027	11,036
2028	5,801
Total future minimum lease payments	104,811
Less: imputed interest	(6,747)
Present value of finance lease liabilities	$98,064

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	June 30, 2024	December 31, 2023
Balance as of beginning	$283,276	$556,538
Actual recognized products return	(904,766)	(3,355,112)
Accruals for product return liabilities	823,763	3,081,850
Ending balance	$202,273	$283,276

NOTE 10 — ACCRUED WARRANTY EXPENSES

The following table shows changes in the Company’s accrued warranties and related costs:

	June 30, 2024	December 31, 2023
Balance as of beginning	$619,113	$260,531
Cost of warranty claims	(732,651)	(1,924,203)
Accruals for product warranty	846,103	2,282,785
Ending balance	$732,565	$619,113

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	June 30, 2024	December 31, 2023
Credit card liabilities	$-	$7,732
Sales Tax payable	22,745	13,204
Other current liabilities	47,856	77,161
Total	$70,601	$98,097

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 —LOANS

Loan balance consists of the following:

	June 30, 2024	December 31, 2023
Bank loan – Cathay Bank (1)	$2,668,762	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$2,668,762	$303,583

(1)

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of June 30, 2024 and December 31, 2023, the outstanding balance was $2.7 million and $nil. The balance of $2.7 million at Cathay Bank was used to pay off the undue letter of credit at Midfirst bank for them to release the first-position right to Cathay bank. The balance is paid off in the subsequent period.

This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder. This line of credit is pledged by the Company’s accounts receivable and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of June 30, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(3)

On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of June 30, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

(4)	On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Midfirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit is guaranteed by the Massimo Group, and is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathy Bank ((1) above), and all guarantees were released and transferred to Cathy Bank.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — RELATED PARTY TRANSACTIONS (continued)

(a) Due to shareholder

Due to shareholder consists of the following:

	June 30, 2024	December 31, 2023

Due to shareholder - David Shan, opening balance	$7,920,141	$10,984,344
Withdraw	(3,603,616)	(5,264,203)
Capital dividend declared	-	2,200,000
Due to shareholder – David Shan, ending balance	4,316,525	7,920,141
Non-current	(4,316,525)	(7,920,141)
Current	$-	$-

The balance represented unsecured, due on demand and interest free borrowings between the Company and the Controlling Shareholder, Mr. David Shan, the Chairman of the Board. On January 3, 2024, the Controlling Shareholder, Mr. David Shan signed a promissory note with the Company. Under the promissory note, outstanding amount due to shareholder balance matures on January 3, 2029 and therefore the amount due to shareholder – David Shan is reclassified as long-term liabilities as of June 30, 2024 and December 31, 2023.

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

On May 1, 2024, the Company signed two lease agreements with Miller Creek Holding LLC, a related party owned by Mr. David Shan, the Controlling Shareholder, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for its operation, respectively. The leases will expire on August 31, 2029.

The Company recorded rent expense of $379,360 and $250,000 for three months ended June 30, 2024 and 2023, respectively in connection with the lease arrangements. The Company recorded rent expense of $664,360 and $430,000 for six months ended June 30, 2024 and 2023, respectively in connection with the lease arrangements.

(c) Loan guarantee provided by related parties

In connection with the Company’s bank borrowing, Mr. David Shan, the Controlling Shareholder, Miller Creek Holdings LLC and Massimo Group, the holding company of Massimo Motor provided unlimited guarantee to the Company’s loan (See Note 12).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2024 and December 31, 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three and six months ended June 30, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 are 23.4% and 5.4% respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 are 25.4% and 5.2% respectively. The primary differences between the annual effective tax rate and statutory tax rates are mainly contributed by S Corporation benefits and the state margin taxes.

The provision for income tax consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Income tax provision – current	$898,749	$118,527	$2,011,437	$142,606
Income tax (recovery) - deferred	(84,897)	(12,101)	(297,244)	(12,101)
Income tax provision	$813,852	$106,426	$1,714,193	$130,505

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income before income taxes	$3,629,882	$2,180,710	$7,711,505	$2,752,954
Income tax at the federal statutory rate	21%	21%	21%	21%
Statutory U.S. federal income tax	762,275	457,949	1,619,416	578,120
S Corporation benefits	-	(371,679)	-	(491,850)
State margin tax	43,000	20,156	83,738	44,235
Non-deductible expense	8,577	-	11,039	-
Other	-	-	-	-
Total	$813,852	$106,426	$1,714,193	$130,505

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit loss	$16,480	$117,046
Property and equipment	169,709	16,480
Lease liability – operating	745,976	310,426
Lease liability – financing	20,593	24,920
Other temporary difference	35,768	-
Warranty liabilities	153,839	-
Return liabilities	42,477	-
Total deferred tax assets	1,184,842	468,872
Deferred tax liabilities:
Right of use assets – operating	(733,511)	(310,426)
Right of use assets – financing	(19,486)	(23,845)
Total deferred tax liabilities	(752,997)	(334,271)
Deferred tax assets (liabilities), net	$431,845	$134,601

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented. During the three and six months ended June 30, 2024, the Company issued 1,322,485 and 1,322,485 shares of its common stock with par value of $0.001.

As of June 30, 2024 and December 31, 2023, 41,322,485 and 40,000,000 common shares were outstanding, respectively, with par value of $0.001.

Subscription receivable

During the six-month period ended June 30, 2024, the Company’s stockholders made a total of $920,331 of capital contributions to the Company. As at June 30, 2024 and December 31, 2023, the balance was $nil and $832,159.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — SHAREHOLDERS’ EQUITY (continued)

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.0 million. Pursuant to the terms and conditions of the underwriting agreement, dated as of April 1, 2024, by and between Craft Capital Management LLC (the “Representative”) and the Company (the “Underwriting Agreement”), the underwriters had an overallotment option, exercisable for 45 days by May 19, 2024, to purchase up to an additional 195,000 shares from the Company at the offering price less of $4.50 the underwriting discount and commissions to cover over-allotments. As of the reporting date, no such option has been exercised.

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months from June 18, 2024. As partial of consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided.

Representative’s Warrants

Pursuant to the Underwriting Agreement, the Company issued to the Representative and its designee warrants (the “Representative’s Warrants”) to purchase 87,100 shares of common stock. The Representative’s Warrants are exercisable at a per share exercise price equal to $5.625 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six months immediately following the commencement of sales of the offering.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares and meet the requirements for equity classification. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. The fair value of these warrants was $143,000, which was considered a direct cost of IPO and included in additional paid-in capital. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $4.00, risk free rate of 4.3%, expected term of five years; exercise price of the warrants of $5.63, volatility of 56%; and expected future dividends of nil.

As of June 30, 2024, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 4.76 years.

NOTE 16 — EARNINGS PER SHARE

For the three and six months ended June 30, 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested Restricted Stock Units (“RSU”) are included in the computation of diluted net earnings per share. As a result, a total of 127,228 and 63,614 unvested RSU were included in the computation of weighted average number of common shares for the three and six months ended June 30, 2024 respectively.

For the three and six months ended June 30, 2023, the Company has no stock options, warrants and RSU issued and no impact on diluted earnings per share.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income attributable to the Company	$2,816,030	$2,074,284	$5,997,312	$2,622,449
Weighted average number of common shares outstanding – basic	41,259,614	40,000,000	40,629,807	40,000,000

Dilutive securities – unvested RSU	127,228	-	63,614	-
Weighted average number of common shares outstanding – diluted	41,386,842	40,000,000	40,693,421	40,000,000
Earnings per share – basic	$0.07	$0.05	$0.15	$0.07
Earnings per share – diluted	$0.07	$0.05	$0.15	$0.07

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Award Agreements. The 2024 Plan and RSUs Adward Agreement authorized the award of stock options, RSUs to employees and directors. As of June 30, 2024, approximately 300,556 RSUs were granted and available for issuance under the 2024 Plan.

The Company recorded $170,321, $170,321, $nil and $nil stock-based compensation expense in connection with RSUs for three and six months ended June 30, 2024 and 2023, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding December 31, 2023	-	-
Granted	300,556	3.84
Cancelled	(500)	3.88
Exercised	-	-
Outstanding June 30, 2024	300,056	$3.84
Exercisable, June 30, 2024	-	$-

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the Chief Executive Officer and two other executives of the Company, in connection with the 2024 Plan.

As part of the compensation, the Company agrees to grant Mr. Shan options to purchase up to 46,860 common shares under Incentive Stock Option (“ISO”) plan, at an exercise price of $4.268 per share. The options were granted on May 22, 2024, and the options vest at a rate of 23,430 per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $91,196. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 4.30%; expected term of 5 years; exercise price of the options of $4.3; volatility of 56.0%; and expected future dividends of $nil. These options will expire on May 21, 2029.

The Company also granted Mr. Shan options to purchase up to 103,140 common shares, at an exercise price of $4.0 per share under Nonqualified Stock Option (“NSO”) plan. The options were granted on May 22, 2024, and vest at a rate of 51,570 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $278,891. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 4.30%; expected term of 10 years; exercise price of the options of $4.0; volatility of 56.0%; and expected future dividends of $nil. These options will expire on May 21, 2034.

The Company also granted two executives options to purchase up to 200,000 common shares, at an exercise price of $4.0 per share under ISO and NSO plans. The options were granted on May 22, 2024, and vest at a rate of 100,000 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to these two executives was $540,931. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares of $3.88; risk free rate of 4.30%; expected term of 10 years; exercise price of the options of $4.0; volatility of 56.0%; and expected future dividends of $nil. These options will expire on May 21, 2034.

The Company recorded $59,945, $59,945, $nil and $nil stock-based compensation expense in connection with options for three and six months ended June 30, 2024 and 2023, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding December 31, 2023	-	$-	-
Granted	350,000	4.04	9.23
Cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2024	350,000	$4.04	9.23
Exercisable, June 30, 2024	-	$-	-

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity as at June 30, 2024 and December 31, 2023.

Legal cases

On July 8, 2024, the Company received a court judgment issued in favor of the counterparty in the amount of approximately $3.3 million for damage related to the breach of the distribution agreement and sales contracts, plus interest and attorneys’ fees. The Company had courter-claims against the party at the same time. On August 7, 2024, the Company filed the notice to appeal and will continue to vigorously defend the Lawsuit. The appeal is likely to take between 12 and 24 months. The Company believes the ultimate outcome is still uncertain and that the likelihood of loss is remote in the near future (see Note 20). As of June 30, 2024, the accounts payable balance regarding this counterpart is approximately $2.3 million, which can be used to offset any potential future settlement.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 18 — COMMITMENTS AND CONTINGENCIES (continued)

Contractual Commitments

As of June 30, 2024, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$4,091,074	$1,140,595	$1,657,678	$1,193,801	$99,000
Bank loan	2,668,762	2,668,762	–	–	–
Total	$6,759,836	$3,809,357	$1,657,678	$1,193,801	$99,000

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

The following table presents sales by product categories for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

UTVs, ATVs and e-bikes	$34,233,277	$22,330,840	$62,926,418	$38,811,997
Pontoon Boats	1,169,376	4,404,859	2,627,912	6,764,117
Total	$35,402,653	$26,735,699	$65,554,330	$45,576,114

Note 20 — SUBSEQUENT EVENTS

Legal cases

On July 8, 2024, the Company received a court judgment issued in favor of the counterparty in the amount of approximately $3.3 million for damage related to the breach of the distribution agreement and sales contracts, plus interest and attorneys’ fees. The Company had courter-claims against the party at the same time. On August 7, 2024, the Company filed the notice to appeal and will continue to vigorously defend the Lawsuit. The appeal is likely to take between 12 and 24 months. The Company believes the ultimate outcome is still uncertain and that the likelihood of loss is remote in the near future (see Note 18). As of June 30, 2024, the accounts payable balance regarding this counterpart is approximately $2.3 million, which can be used to offset any potential future settlement.

Short-term loan paid of

As of June 30, 2024. the outstanding balance of short- term loan was $2.7 million. The balance of $2.7 million at Cathay Bank was used to pay off the undue letter of credit at Midfirst bank for them to release the first-position right to Cathay bank. The balance was paid off in the subsequent period.

The Company evaluated all events and transactions that occurred after June 30, 2024 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed above, there are not any material subsequent events that require disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“fiscal 2023”), as filed with the Securities and Exchange Commission (the “SEC”), on April 15, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements .”

Overview of Company

Massimo Group is a holding company established on October 10, 2022 under the laws of the State of Nevada. We, through our subsidiaries, are primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, the Chairman of the Board and Chief Executive Officer, is the Controlling Shareholder of the Company.

A Reorganization of the legal structure was completed on June 1, 2023. The Controlling Shareholder transferred his 100% equity interest in Massimo Motor and 100% equity interest in Massimo Marine to Massimo Group. After this Reorganization, we ultimately own 100% equity interests of Massimo Motor Sports and Massimo Marine.

Before and after the Reorganization, we, together with our subsidiaries, are effectively controlled by the same Controlling Shareholder, and therefore, the Reorganization is considered as a recapitalization of entities under common control in accordance with ASC 805-50-25. The consolidation of the Company and our subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements in accordance with ASC 805-50-45-5.

We listed our common stocks on the Nasdaq Capital Market under the symbol “MAMO” on April 4, 2024 and completed our IPO of 1,300,000 shares of common stock on April 4, 2024, raising approximately $5.0 million in net proceeds after deducting underwriting commissions and the offering expenses payable by us.

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 96.7% and 83.5% of total revenue for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, revenue from sales of UTVs and ATVs represented 96.0% and 85.2% of total revenue, respectively.

We also generate revenue from the sales of Pontoon Boats, which represented 3.3% and 16.5% of our revenue for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, revenue from the sales of Pontoon Boats represented 4.0% and 14.8% of our revenue, respectively.

Trends and Key Factors that Affect Operating Results

We believe the most significant factors that affect our business and results of operations include the following:

●

Risk of intense competition in the industry: The powersports vehicles and boats industry in the United States is highly competitive. Competition in such markets is based upon a number of factors, including price, quality, service, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing, joint advertising programs and cooperative advertising). Certain of our competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. Failure to compete effectively with rival products, features, or models, or to draw in new dealers, could significantly harm our business, financial condition, or operating results.

We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

●	Risk of economic and policy changes within China: We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports (with which we have a significant supplier relationship) or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

●	Risk of unavailability of additional capital: We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials: We depend on third-party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our recreational boats which we manufacture in our Dallas facility. For the three and six months ended June 30, 2024, we purchased approximately 62% and 64% of our products from three of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation: The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2023, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation: In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of fluctuations in the sale of Pontoon Boats: A segment of our sales revenue stemming from Massimo Marine exhibits a seasonal sales pattern. Boat sales are also influenced by the financing arrangements for boat purchases, which are susceptible to fluctuations in interest rates. For the three and six months ended June 30, 2024 and 2023, our revenue generated from Massimo Marine was approximately 3.3%, 4.0%, 16.5% and 14.8% of our total revenue, respectively.

Results of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and six months ended June 30, 2024 and 2023 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$35,402,653	$26,735,699	$65,554,330	$45,576,114
Cost of revenues	23,903,396	18,633,003	43,603,686	31,856,424
Gross profit	11,499,257	8,102,696	21,950,644	13,719,690

Operating expenses:
Selling expense	3,097,362	2,486,454	5,307,846	4,436,739
General and administrative	4,094,737	3,337,493	8,201,642	6,321,755
Impairment loss on supplier deposit due to lawsuit	742,897	-	742,897	-
Research and development expense	-	-	162,250	-
Total operating expenses	7,934,996	5,823,947	14,414,635	10,758,494

Income from operations	3,564,261	2,278,749	7,536,009	2,961,196

Other income (expense):
Other income, net	132,268	26,973	379,837	71,868
Interest expense	(66,647)	(125,012)	(204,341)	(280,110)
Total other income (expense), net	65,621	(98,039)	175,496	(208,242)

Income before income taxes	3,629,882	2,180,710	7,711,505	2,752,954

Provision for income taxes	813,852	106,426	1,714,193	130,505

Net income and comprehensive income	$2,816,030	$2,074,284	$5,997,312	$2,622,449

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	For the Three months ended June 30,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$35,402,653	100.0%	$26,735,699	100%	$8,666,954	32.4%
Cost of sales	23,903,396	67.5%	18,633,003	69.7%	5,270,393	28.3%
Gross profit	11,499,257	32.5%	8,102,696	30.3%	3,396,561	41.9%
Operating expenses
Selling expenses	3,097,362	8.7%	2,486,454	9.3%	610,908	24.6%
General and administrative expenses	4,094,737	11.6%	3,337,493	12.5%	757,244	22.7%
Impairment loss on supplier deposit due to lawsuit	742,897	2.1%	-	-	742,897	NA
Total operating expenses	7,934,996	22.4%	5,823,947	21.8%	2,111,049	36.2%
Income from operations	3,564,261	10.1%	2,278,749	8.5%	1,285,512	56.4%
Other income (expenses)
Other income, net	132,268	0.4%	26,973	0.1%	105,295	390.4%
Interest expense	(66,647)	(0.2)%	(125,012)	(0.5)%	58,365	(46.7)%
Total other income/(expenses)	65,621	0.2%	(98,039)	(0.4)%	163,660	(166.9)%
Income before income taxes	3,629,882	10.3%	2,180,710	8.2%	1,449,172	66.5%
Provision for income taxes	813,852	2.3%	106,426	0.4%	707,426	664.7%
Net income	$2,816,030	8.0%	$2,074,284	7.8%	$741,746	35.8%

Revenues.

Revenues increased by $8.7 million, or 32.4%, from $26.7 million in the second quarter of fiscal 2023, to $35.4 million in the second quarter of fiscal 2024. The increase in revenue was primarily due to combined effect of rising demand in the U.S. ATV and UTV market and our modified sales strategy. In 2024, we continued to expand our distribution network with various retailers to increase our products’ market penetration. We strategically focused our efforts on big box retailers that offer their own financing plans, while moving away from retailers that have liberal return policies.

Revenue by Type

	For the three months ended June 30,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$34,233,277	96.7%	$22,330,840	83.5%	$11,902,437	53.3%
Pontoon Boats	1,169,376	3.3%	4,404,859	16.5%	(3,235,483)	(73.5)%
Total	$35,402,653	100.0%	$26,735,699	100.0%	$8,666,954	32.4%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes increased by $11.9 million, or 53.3%, from $22.3 million in the second quarter of fiscal 2023, to $34.2 million in the second quarter of fiscal 2024. The increase in revenue was primarily attributed to the expansion into more large retail stores in the U.S. (as “big box stores”). In the second quarter of fiscal 2023, our sales to those big box stores were $12.7 million. These increased to $25.9 million in the second quarter of fiscal 2024, with $20.3 million of these sales from one new customer since fiscal 2023. This surge is consistent with the increasing ranch/farm-work utilization of UTVs across the 1.89 million farms in the U.S. with an average size of 464 acres and the new customer’s rural lifestyle focus. The increase in sales is also due to a shift in our sales strategy, focusing mostly on in-store sales at this new customer, which generally involve larger volumes and fewer returns. In addition, sales to this new customer consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $3.2 million, or 73.5%, from $4.4 million in the second quarter of fiscal 2023, to $1.2 million in the second quarter of fiscal 2024. The decrease in revenue was primarily attributable to the fact that we shifted from retailing to dealer sales starting in fiscal 2024 and the dealers have experienced high rejection rates at the floorplan financing providers such as Northpoint. This is consistent with the industry-wide trend. Additionally, the challenging economic environment, characterized by rising interest rates and inflation, has further constrained sales of luxury boats.

Gross profit

Our gross profit increased by $3.4 million, or 41.9%, from $8.1 million in the second quarter of fiscal 2023, to $11.5 million in the second quarter of fiscal 2024. The gross profit margin was 32.5% in the second quarter of fiscal 2024, compared with 30.3% in the same period last year. The increase of 2.2% in the gross profit margin was primarily attributable to higher net sales partly due to decreased return, which was partly offset by higher cost of sales due to increased freight costs in the second quarter of fiscal 2024 as compared with last year.

Our cost and gross profit by revenue types are as follows:

	For the three months ended June 30, 2024			For the three months ended June 30, 2023
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$22,996,249	$11,237,028	32.8	$14,769,726	$7,561,114	33.9	$8,226,523	$3,675,914	(1.1)
Pontoon Boats	907,147	262,229	22.4	3,863,277	541,582	12.3	(2,956,130)	(279,353)	10.1
Total	$23,903,396	$11,499,257	32.5	$18,633,003	$8,102,696	30.3	$5,270,393	$3,396,561	2.2

The cost of revenue on UTVs, ATVs and e-bikes increased by $8.2 million, or 55.7%, from $14.8 million in the second quarter of fiscal 2023 to $23.0 million in the second quarter of fiscal 2024, and the gross profit increased by $3.6 million, or 48.6%, from $7.6 million in the second quarter of fiscal 2023 to $11.2 million in the second quarter of fiscal 2024. The gross margin decreased by 1.1%, from 33.9% in the second quarter of fiscal 2023 to 32.8% in the second quarter of fiscal 2024. The increase in the cost of revenue was in line with the increase in sales. The slight decrease in gross margin was mainly due to a rise in global container freight in the second quarter of fiscal 2024. Our freight costs increased in the second quarter of fiscal 2024 when compared with last year.

The cost of revenue on Pontoon Boats decreased by $3.0 million, or 76.5%, from $3.9 million in the second quarter of fiscal 2023 to $0.9 million in the second quarter of fiscal 2024, and the gross profit decreased by $0.3 million, or 51.6%, from $0.5 million in the second quarter of fiscal 2023 to $0.3 million in the second quarter of fiscal 2024. The gross margin increased by 10.1%, from 12.3% in the second quarter of fiscal 2023 to 22.4% in the second quarter of fiscal 2024. The increase in gross margin was primarily because of strategically focusing on selling higher-margin models of Pontoon Boats in the second quarter of fiscal 2024 compared to that of fiscal 2023.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. They increased by $0.6 million, or 24.6%, from $2.5 million in the second quarter of fiscal 2023 to $3.1 million in the second quarter of fiscal 2024, representing 8.7% and 9.3% of our total revenue in the second quarter of fiscal 2024 and fiscal 2023, respectively. The increase in selling expenses was mainly due to an increase in shipping and handling fees, which were approximately $2.0 million and $1.3 million in the second quarter of fiscal 2024 and fiscal 2023, respectively. The increase is consistent with the increase in sales.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $0.8 million, or 22.7%, from $3.3 million in the second quarter of fiscal 2023 to $4.1 million in the second quarter of fiscal 2024. The increase was mainly due to increased salaries and benefits, impairment loss and rent expense, which were partly offset by a decrease in professional and legal fees. Our general and administrative expenses represented 11.6% and 12.5% of our total revenue in the second quarter of fiscal 2024 and the second quarter of fiscal 2023, respectively.

Our salaries and benefits were $1.7 million and $1.0 million, representing 42.3% and 30.9% of our total general and administrative expenses in the second quarter of fiscal 2024 and in the second quarter of fiscal 2023, respectively. The increase in balance was mainly due to one-off salaries compensation paid to an employee as result of employment termination and stock-based compensation expense of $0.2 million recognized on RSUs and stock option grant.

Our rent expenses increased by $0.3 million or 94.4%, from $0.2 million in the second quarter of fiscal 2023 to $0.5 million in the second quarter of fiscal 2024, representing 12.9% and 8.2% of our total general and administrative expenses in the second quarter of fiscal 2024 and 2023, respectively. We had a rent increase of $0.05 million in the second quarter of fiscal 2024 because we had two new lease agreements in May 2024. Our property taxes included in the rent expenses also increased by $0.2 million in the second quarter of fiscal 2024 compared to the same period in the prior year.

Our professional fees decreased by $0.5 million or 46.2%, from $1.0 million in the second quarter of fiscal 2023 to $0.5 million in the second quarter of fiscal 2024, representing 13.6% and 31.0% of our total general and administrative expenses in the second quarter of fiscal 2024 and 2023, respectively. The decrease was mainly due to reduced legal fees arising from ongoing lawsuits.

Impairment loss on supplier deposit due to lawsuit

During the three months ended June 30, 2024, we recorded a one-time impairment loss of approximately $0.7 million on advanced deposit to one supplier. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier during the three months ended June 30, 2024. During the three months ended June 30, 2023, we had no impairment loss of prepayment.

Interest expenses

Our interest expense decreased by $58,365 or 46.7%, from $125,012 in the second quarter of fiscal 2023 to $66,647 in the second quarter of fiscal 2024. The decrease in interest expense was mainly because we lowered the average loan balance in second quarter of fiscal 2024 compared with the same period of last year in light of high interest rates.

Other income, net

Our other income was $132,268 in the second quarter of fiscal 2024, as compared with $26,973 in the second quarter of fiscal 2023, an increase of $105,295, or 390.4%. The increase was primarily related to writing off a long outstanding negative balance of account receivable of approximately $90,000. The write-off increased the other income in in second quarter of fiscal 2024 compared with the same period of the previous year.

Income before income taxes

We had an increase of $1.4 million in income before income taxes from $2.2 million in the second quarter of fiscal 2023 to approximately $3.6 million in the second quarter of fiscal 2024, respectively. The increase was primarily attributable to the increase in gross profit by $3.4 million, which was partly offset by an increase of general and administrative expenses of approximately $0.8 million in the second quarter of fiscal 2024, as well as other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $0.8 million and $0.1 million for the second quarter of fiscal 2024 and 2023, respectively. The increase in balance was mainly due to the increase in taxable income as a result of increased sales in second quarter of fiscal 2024 compared with same period last year. Additionally, we were subjected to higher tax rate in second quarter of fiscal 2024 because we terminated our status as an S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. As such, the income tax provision for the whole income in second quarter of fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation.

Net income

We had net income of $2.8 million and $2.1 million in the second quarter of fiscal 2024 and 2023, respectively. The increase was primarily attributable to the increased revenues and gross profit as discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	For the Six months ended June 30,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$65,554,330	100.0%	$45,576,114	100.0%	$19,978,216	43.8%
Cost of sales	43,603,686	66.5%	31,856,424	69.9%	11,747,262	36.9%
Gross profit	21,950,644	33.5%	13,719,690	30.1%	8,230,954	60.0%
Operating expenses
Selling expenses	5,307,846	8.1%	4,436,739	9.7%	871,107	19.6%
General and administrative	8,201,642	12.5%	6,321,755	13.9%	1,879,887	29.7%
Impairment loss on supplier deposit due to lawsuit	742,897	1.1%	-	0.0%	742,897	N/A
Research and development	162,250	0.2%	-	0.0%	162,250	N/A
Total operating expenses	14,414,635	22.0%	10,758,494	23.6%	3,656,141	34.0%
Income from operations	7,536,009	11.5%	2,961,196	6.5%	4,574,813	154.5%
Other income (expenses)
Other income, net	379,837	0.6%	71,868	0.2%	307,969	428.5%
Interest expense	(204,341)	(0.3)%	(280,110)	(0.6)%	75,769	(27.0)%
Total other income/(expenses)	175,496	0.3%	(208,242)	(0.5)%	383,738	(184.3)%
Income before income taxes	7,711,505	11.8%	2,752,954	6.0%	4,958,551	180.1%
Provision for income taxes	1,714,193	2.6%	130,505	0.3%	1,583,688	1,213.5%
Net income	$5,997,312	9.1%	$2,622,449	5.8%	$3,374,863	128.7%

Revenue

Revenues increased by $20.0 million, or 43.8%, from $45.6 million for the six months ended June 30, 2023, to $65.6 million for the six months ended June 30, 2024. The increase in revenue was primarily due to combined effects of rising demand in the U.S. ATV and UTV market and our modified sales strategy. In 2024, we continued to expand our distribution network with various retailers to increase our products’ market penetration. We strategically focused our efforts on large retail stores in the U.S. (the “big box stores”) that offer their own financing plans, while moving away from retailers that have liberal return policies.

Revenue by Type

	For the six months ended June 30,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$62,926,418	96.0%	$38,811,997	85.2%	$24,114,421	62.1%
Pontoon Boats	2,627,912	4.0%	6,764,117	14.8%	(4,136,205)	(61.1)%
Total	$65,554,330	100%	$45,576,114	100.0%	$19,978,216	43.8%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes increased by $24.1 million, or 62.1%, from $38.8 million for the six months ended June 30, 2023 to $62.9 million for the six months ended June 30, 2024. The increase in revenue was primarily attributed to the expansion into more big box stores. During the six months ended June 30, 2023, our sales to those big box stores were $19.2 million. They increased to $48.6 million during the six months ended June 30, 2024, with $40.0 million of these sales from one new customer since fiscal 2023. This surge is consistent with the increasing ranch/farm-work utilization of UTVs across the 1.89 million farms in the U.S. with an average size of 464 acres and the new customer’s rural lifestyle focus. The increase in sales is also due to a shift in our sales strategy, focusing mostly on in-store sales to this new customer, which generally involve larger volumes and no returns. In addition, sales to this new customer consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $4.1 million, or 61.1%, from $6.7 million for the six months ended June 30, 2023 to $2.6 million for the six months ended June 30, 2024. The decrease in revenue was primarily attributable to the fact that we shifted from retailing to dealer sales in fiscal 2023 and the dealers have experienced high rejection rates at the floorplan financing providers such as Northpoint since late fiscal 2023. This is consistent with the industry-wide trend. Additionally, the challenging economic environment, characterized by rising interest rates and inflation, has further constrained sales of luxury boats such as our yacht.

Gross profit

Our gross profit increased by $8.2 million, or 60.0%, from $13.7 million for the six months ended June 30, 2023 to $22.0 million for the six months ended June 30, 2024. Gross profit margin was 33.5% for the six months ended June 30, 2024, compared with 30.1% in the same period last year. Our gross profit margin for the six months ended June 30, 2024 increased slightly from the same period in 2023 due to a reduction of freight costs since 2023.

Our cost and gross profit by revenue types are as follows:

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$41,459,865	$21,466,553	34.1	$26,049,882	$12,762,115	32.9	$15,409,983	$8,704,438	1.2
Pontoon Boats	2,143,821	484,091	18.4	5,806,542	957,575	14.2	(3,662,721)	(473,484)	4.3
Total	$43,603,686	$21,950,644	33.5	$31,856,424	$13,719,690	30.1	$11,747,262	$8,230,954	3.4

Cost of revenue on UTVs, ATVs and e-bikes increased by $15.4 million, or 59.2%, from $26.0 million for the six months ended June 30, 2023, to $41.5 million for the six months ended June 30, 2024 and gross profit increased by $8.7 million, or 68.2%, from $12.8 million for the six months ended June 30, 2023, to $21.5 million for the six months ended June 30, 2024. Gross margin slightly increased by 1.2%, from 32.9% for the six months ended June 30, 2023 to 34.1% for the six months ended June 30, 2024. The increase in the cost of revenue was in line with the increase in sales. The slight increase in gross profit margin was mainly due to decreased global container freight. Our freight costs decreased for the six months ended June 30, 2024, compared with last year.

Cost of revenue on Pontoon Boats decreased by $3.7 million, or 63.1%, from $5.8 million for the six months ended June 30, 2023, to $2.1 million for the six months ended June 30, 2024, and gross profit decreased by $0.5 million, or 49.4%, from $1.0 million for the six months ended June 30, 2023, to $0.5 million for the six months ended June 30, 2024. Gross margin increased by 4.3%, from 14.2% for the six months ended June 30, 2023, to 18.4% for the six months ended June 30, 2024. The increase in gross margin was primarily because of strategically focusing on selling higher-margin models of Pontoon Boats for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. They increased by $0.9 million, or 19.6%, from $4.4 million for the six months ended June 30, 2023, to $5.3 million for the six months ended June 30, 2024, representing 8.1% and 9.7% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Our selling expenses increased mainly due to an increase in shipping and handling fee which were approximately $3.1 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase is consistent with the increase in sales.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $1.9 million, or 29.7%, from $6.3 million for the six months ended June 30, 2023, to $8.2 million for the six months ended June 30, 2024. The increase was mainly due to the increased rent expense, salaries and benefit, and insurance expense, which was partly offset by decreased professional and legal fee. Our general and administrative expenses represented 12.5% and 13.9% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.

Our salaries and benefits were $2.8 million and $2.1 million, representing 34.7% and 33.7% of our total general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. The increase in the balance was mainly due to a severance package of $0.5 million paid to an employee as result of employment termination and the stock-based compensation expense of $0.2 million recognized on RSUs and stock option grants.

Our rent expenses increased by $0.6 million or 92.1%, from $0.6 million for the six months ended June 30, 2023, to $1.2 million for the six months ended June 30, 2024, representing 15.0% and 10.1% of our total general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. Our rent expense increased because we had two new lease agreements in May 2024 and one lease agreement in May 2023. Our property taxes included in the rent expenses also increased by $0.4 million for the six months ended June 30, 2024, when compared with the same period last year.

Our professional and legal fees decreased by $0.4 million or 22.6%, from $1.7 million for the six months ended June 30, 2023, to $1.3 million for the six months ended June 30, 2024, representing 16.1% and 27.0% of our total general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. The decrease was mainly due to decreased legal fees arising from ongoing lawsuits.

Impairment loss on supplier deposit due to lawsuit

During the six months ended June 30, 2024, we recorded a one-time impairment loss of approximately $0.7 million on advanced deposit to one supplier. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier during the six months ended June 30, 2024. During the six months ended June 30, 2023, we had no impairment loss of prepayment.

Interest expenses

Our interest expense decreased by $75,769 or 27.0%, from $280,110 for the six months ended June 30, 2023, to $204,341 for the six months ended June 30, 2024. The decrease in interest expense was mainly because we lowered the average loan balance during the six months ended June 30, 2024, when compared with the same period last year in light of increasing interest rates.

Other income, net

Our other income of $379,837 for the six months ended June 30, 2024, compared with $71,868 for the six months ended June 30, 2023, increased by $307,969, or 428.5%. The increase was primarily because (i) we wrote off a vendor’s account payable balance by $177,147 as a result of a settlement between the vendor and us and (ii) we wrote off long outstanding negative balance of account receivable of approximately $90,000. The write-offs increased the other income for the six months ended June 30, 2024.

Income before income taxes

We had an increase of $4.9 million in income before income taxes from $2.8 million for the six months ended June 30, 2023, to approximately $7.7 million for the six months ended June 30, 2024. The increase was primarily attributable to the increase of gross profit by $8.2 million, which was partly offset by an increase of general and administrative expenses by approximately $1.9 million for the six months ended June 30, 2024, as well as other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $1.7 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. We terminated our status as an S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. As such, the income tax provision for the first half of fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation, and the income tax provision for the six months ended June 30, 2023 only reflected state margin tax at Texas as a S Corporation and a federal income tax of 21% for only one month’s operation.

Net income

We had net income of $6.0 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily attributable to the increased revenues and gross profit as discussed above.

Cash Flows

For the Periods Ended June 30, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	Periods Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(7,109,100)	$2,738,607
Net cash (used in) investing activities	(179,851)	(24,661)
Net cash provided by (used in) financing activities	7,801,015	(2,730,050)
Net increase (decrease) in cash and cash equivalents	512,064	(16,104)
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$1,277,878	$931,867

Operating Activities

Net cash used in operating activities was approximately $7.1 million during the six months ended June 30, 2024, compared to net cash provided by operating activities of approximately $2.7 million during the six months ended June 30, 2023, representing an increase in the net cash used in operating activities of $9.8 million during the six months ended June 30, 2024 compared with the same period in 2023. This is consistent with the Company using part of the IPO proceeds as working capital to grow sales. The increase is primarily due to the following:

●	Account payable decreased by approximately $4.5 million during the six months ended June 30, 2024, compared to a decrease of approximately $0.1 million during the six months ended June 30, 2023, primarily because we used the line of credit bank loan to settle account payable during the six months ended June 30, 2024.

●	Accounts receivable increased by approximately $2.2 million during the six months ended June 30, 2024, compared to an increase by approximately $3.1 million during the six months ended June 30, 2024 due to the timing difference of settlement by customers.

●	Inventory increased by approximately $5.0 million during the six months ended June 30, 2024, compared to a decrease by approximately $2.9 million during the six months ended June 30, 2024.

●	The balance was partly offset by an increase in net income by approximately $3.4 million during the six months ended June 30, 2024 compared with same period in 2023.

●	Our net income was adjusted for non-cash items, including written-off of account receivables, non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment loss of asset, stock-based compensation expense, amortization and depreciation, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $1.6 million during the six months ended June 30, 2024, compared to non-cash items of approximately $0.6 million during the same period in 2023.

Investing Activities

Net cash used in investing activities was approximately $0.2 during the six months ended June 30, 2024, compared to net cash used in investing activities of $0.02 million during the six months ended June 30, 2023. The increase in net cash used investing activities was primarily attributable to purchase of property and equipment of $0.3 million offsetting by a proceed of $0.2 million from sale of property and equipment during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was approximately $7.8 million during the six months ended June 30, 2024, compared to net cash used in financing activities of approximately $2.7 million during the six months ended June 30, 2023. The increase in net cash provided by financing activities during the six months ended June 30, 2024 was primarily attributable to net proceed from bank loan of $2.7 million, net proceed from IPO of $4.5 million and the common shares subscription of $0.08 million, offset by the repayment of other loans of $0.3 million; combined with the net repayment of bank loan of $0.1 million and repayment of $2.6 million to shareholder during the six months ended June 30, 2023.

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

Working Capital

As of June 30, 2024, we had cash and cash equivalents of approximately $1.3 million. Our current assets were approximately $45.2 million, including approximately $11.5 million accounts receivable, approximately $30.8 million inventory, approximately $0.9 million advance to suppliers and approximately $0.7 million prepayment and other receivables, and our current liabilities were approximately $18.1 million, including $2.7 million bank loan, $8.2 million accounts payable to suppliers, $1.2 million contract liabilities, $4.1 million income tax payable, and $1.0 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $27.1 million.

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

Loan Balance

Loan balance consists of the following:

	June 30, 2024	December 31, 2023
Bank loan – Cathay Bank (1)	$2,668,762	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$2,668,762	$303,583

(1)

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of June 30, 2024 and December 31, 2023, the outstanding balance was $2.7 million and $nil, respectively. The balance of $2.7 million at Cathay Bank was used to pay off the undue letter of credit at Midfirst bank for them to release the first-position right to Cathay bank. The balance is paid off in the subsequent period.

This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder. This line of credit is pledged by the Company’s accounts receivable and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of June 30, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(3)

On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of June 30, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

(4)

On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from MidFirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit is guaranteed by the Massimo Group, and is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathy Bank ((1) above), and all guarantees were released and transferred to Cathy Bank.

Capital Expenditures

Our capital expenditures consist primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to approximately $341,852 and $24,661 for the six months ended June 30, 2024 and 2023, respectively.

Contractual Commitments

As of June 30, 2024, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$4,091,074	$1,140,595	$1,657,678	$1,193,801	$99,000
Bank loan	2,668,762	2,668,762	–	–	–
Total	$6,759,836	$3,809,357	$1,657,678	$1,193,801	$99,000

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the six months ended June 30, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Management has determined that, while there are no critical accounting estimates, the most significant estimates relate to sales returns, products warranty, allowance for credit loss, inventory provision, and the assessment and disclosure of contingent liabilities due to on-going lawsuit. Each of these are discussed below.

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of June 30, 2024 and December 31, 2023, $202,273 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2024 and 2023, we recorded sales return credits of $398,058 and $425,906 respectively. During the six-month period ended June 30, 2024 and 2023, we recorded sales return credits of $823,763 and $1,105,428 respectively.

Warranty

We generally provide a one-year limited warranty against defects in materials related to the sale of products. We consider the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of our warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. As of June 30, 2024 and December 31, 2023, $732,565 and $619,113 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2024 and 2023, we recorded warranty expenses of $459,366 and $583,047 respectively. During the six-month period ended June 30, 2024 and 2023, we recorded warranty expenses of $846,325 and $931,199 respectively.

Allowance for credit loss

We considered various factors, including nature, historical collection experience, the age of the accounts receivable balances and the contract assets, credit quality and specific risk characteristics of its customers, current economic conditions, forecasts of future economic conditions, reversion period, and qualitative and quantitative adjustments to develop an estimate of credit losses. We have adopted loss rate method to calculate the credit loss and considered the relevant factors of the historical and future conditions of the Company to make reasonable estimation of the risk rate. For accounts receivable aged less than one year and non-overdue contract assets, we use the loss rate method, which is a combination of historical rate method and adjustment rate method, to estimate the credit loss. For accounts receivable aged over one year and overdue retainage receivable, we use the individual specific valuation method to estimate the credit loss.

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2024 and December 31, 2023, we recorded allowance for credit loss of $0.8 million and $0.6 million in the consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared to the cost on the book, which include the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of June 30, 2024 and December 31, 2023, we had inventory provision of $0.4 million and $0.4 million in the consolidated balance sheet respectively.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which , in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as at June 30, 2024 and December 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

On June 18, 2024, we signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide us with strategic consulting and financial advisory services for twelve months beginning on June 18, 2024. As partial consideration for the services and pursuant to the Consulting Agreement, TJCM is entitled to receive shares of our common stock equal to a value of $160,000, calculated by the valuation price (defined as the average closing price of our shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement). On June 21, 2024, we issued 22,485 shares of our common stock to TJCM as a prepayment of $80,000 for the services to be provided in a private placement. This issuance was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

For a description of the use of proceeds generated in our IPO, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024. There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
1.1	Underwriting Agreement, dated as of April 1, 2024, by and between the Company and Craft Capital Management, LLC (***) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)
4.1	Form of Underwriter Warrant (***) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
101.INS	Inline XBRL Instance Document(*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)(*)

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Massimo Group

Date: August 12, 2024	/s/ David Shan
David Shan Chief Executive Officer
(principal executive officer)

Date: August 12, 2024	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

