Form 10-Q
period 2024-09-30
Massimo Group
filed 2024-11-14
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 12, 2024, there were 41,384,791 shares of the Company’s common stock issued and outstanding.

TABLE OF CONTENTS

		Page
	Cautionary Note Regarding Forward-Looking Statements	ii

PART I.	FINANCIAL INFORMATION	F-1
Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (audited)	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	F-2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14
PART II.	OTHER INFORMATION	15
Item 1.	Legal Proceedings.	15
Item 1A.	Risk Factors.	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	16
	Signatures	17

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,723,783	$765,814
Accounts receivable, net	11,557,733	9,566,445
Inventories, net	30,913,746	25,800,912
Advance to suppliers	323,268	1,589,328
Other current assets	567,485	637,509
Total current assets	45,086,015	38,360,008

NON-CURRENT ASSETS
Property and equipment at cost, net	600,034	399,981
Right of use operating lease assets, net	10,125,587	1,478,221
Right of use financing lease assets, net	82,410	113,549
Deferred offering assets	-	1,457,119
Other non-current assets	49,500	-
Deferred tax assets	1,109,292	134,601
Total non-current assets	11,966,823	3,583,471
TOTAL ASSETS	$57,052,838	$41,943,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$-	$303,583
Accounts payable	9,764,284	12,678,077
Other payable, accrued expenses and other current liabilities	4,007,780	98,097
Accrued return liabilities	163,666	283,276
Accrued warranty liabilities	608,644	619,113
Contract liabilities	1,167,161	1,835,411
Current portion of obligations under operating leases	2,075,541	847,368
Current portion of obligations under financing leases	42,970	41,647
Income tax payable	2,031,571	2,121,083
Loan from a related party	6,416,525	-
Total current liabilities	26,278,142	18,827,655

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	8,186,938	630,853
Obligations under financing leases, non-current	44,629	77,024
Loan from a related party	-	7,920,141
Total non-current liabilities	8,231,567	8,628,018
TOTAL LIABILITIES	$34,509,709	$27,455,673

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,329,235 and 40,000,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	41,329	40,000
Preferred shares, $0.01 par value, 5,000,000 preferred shares authorized, no shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Subscription receivable	-	(832,159)
Additional paid-in-capital	5,720,756	1,994,000
Retained earnings	16,781,044	13,285,965
Total equity	22,543,129	14,487,806

TOTAL LIABILITIES AND EQUITY	$57,052,838	$41,943,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$25,602,310	$29,907,697	$91,156,640	$75,483,811
Cost of revenues	18,649,995	19,850,258	62,253,681	51,706,682
Gross profit	6,952,315	10,057,439	28,902,959	23,777,129

Operating expenses:
Selling expense	2,628,915	2,104,505	7,936,761	6,541,244
General and administrative	3,895,232	2,716,733	12,096,874	9,038,488
Impairment loss on supplier deposit	29,883	-	772,780	-
Research and development	94,771	-	257,021	-
Total operating expenses	6,648,801	4,821,238	21,063,436	15,579,732

Income from operations	303,514	5,236,201	7,839,523	8,197,397

Other income (expense):
Other income, net	210,701	41,133	590,538	113,001
Loss on litigation	(3,573,651)	-	(3,573,651)	-
Interest expense	(64,462)	(213,901)	(268,803)	(494,011)
Total other (expense) income, net	(3,427,412)	(172,768)	(3,251,916)	(381,010)

(Loss) income before income taxes	(3,123,898)	5,063,433	4,587,607	7,816,387

(Recovery of ) provision for income taxes	(621,665)	1,106,046	1,092,528	1,236,551

Net (loss) income and comprehensive (loss) income	$(2,502,233)	$3,957,387	$3,495,079	$6,579,836

(Loss) Earnings per Share – basic	$(0.06)	$0.10	$0.09	$0.16
Weighted average shares outstanding – basic *	41,325,388	40,000,000	40,863,370	40,000,000
(Loss) Earnings per Share –diluted	$(0.06)	$0.10	$0.09	$0.16
Weighted average shares outstanding –diluted*	41,325,388	40,000,000	41,005,556	40,000,000

*	Retroactively restated for effect of reorganization

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at June 30, 2023	40,000,000	$40,000	$(1,414,000)	$1,994,000	$5,493,189	$6,113,189
Subscription received	–	–	361,841	–	–	361,841
Net income	–	–	–	–	3,957,387	3,957,387
Balance at September 30, 2023	40,000,000	$40,000	$(1,052,159)	$1,994,000	$9,450,576	$10,432,417

Balance at June 30, 2024	41,322,485	$41,322	$-	$5,392,664	$19,283,277	$24,717,263
Issuance of common stock upon vesting of RSU	6,750	7	–	(7)	–	–
Stock based compensation	–	–	–	328,099	–	328,099
Net loss	–	–	–	–	(2,502,233)	(2,502,233)
Balance at September 30, 2024	41,329,235	$41,329	$-	$5,720,756	$16,781,044	$22,543,129

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740
Subscription received	–	–	981,841	–	–	981,841
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Net income	–	–	–	–	6,579,836	6,579,836
Balance at September 30, 2023	40,000,000	$40,000	$(1,052,159)	$1,994,000	$9,450,576	$10,432,417

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806

Additional Paid-in capital	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,000,248	–	3,001,548
Issuance of common stock	29,235	29	–	79,971	–	80,000
Stock based compensation	–	–	–	558,365	–	558,365
Net income	–	–	–	–	3,495,079	3,495,079
Balance at September 30, 2024	41,329,235	$41,329	$-	$5,720,756	$16,781,044	$22,543,129

*	Retroactively restated for effect of reorganization

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$3,495,079	$6,579,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,111	109,765
Non-cash operating lease expense	1,342,402	793,577
Accretion of finance lease liabilities	3,672	5,610
Amortization of finance lease right-of-use assets	31,139	31,733
Written-off of account receivables	-	420,967
Provision of (Reversal of) allowance for excepted credit loss, net	223,051	(118,144)
Gain on disposal of fixed asset	(36,001)	-
Impairment loss of asset	772,780	-
Loss on litigation	3,573,651	-
RSU compensation	426,666	-
Share-based compensation for services	131,699	-
Deferred tax assets	(974,691)	(65,158)
Changes in operating assets and liabilities:
Accounts receivable	(2,214,339)	(1,631,919)
Inventories	(5,002,834)	(36,157)
Reversal of inventory impairment	(110,000)	-
Advance to suppliers	493,280	(130,580)
Other current assets	20,524	(818,397)
Related party payable	-	398,700
Accounts payables	(2,913,793)	(373,314)
Other payable, accrued expense and other current liabilities	336,032	(154,530)
Tax payable	(89,512)	1,237,709
Accrued warranty liabilities	(10,469)	205,868
Accrued return liabilities	(119,610)	(341,317)
Contract liabilities	(668,250)	457,936
Lease liabilities – operating lease	(1,205,510)	(793,577)
Net cash (used in) provided by operating activities	(2,396,923)	5,778,608

Cash flows from investing activities:
Proceed from sales of property and equipment	162,001	-
Acquisition of property and equipment	(424,164)	(68,871)
Net cash used in investing activities	(262,163)	(68,871)

Cash flows from financing activities:
Repayment of other loans	(303,583)	(1,600,000)
Repayment of finance lease liabilities	(34,744)	(35,469)
Proceed from common share issuances	80,000	-
Deferred offering costs	-	(263,162)
Proceeds from initial public offering, net of share issuance costs	4,458,667	-
Repayment of loan from a related party	(1,503,616)	(3,982,876)
Proceeds from subscription deposits	920,331	381,841
Net cash provided by (used in) financing activities	3,617,055	(5,499,666)

Net increase in cash and cash equivalents	957,969	210,071
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$1,723,783	$1,158,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$244,173	$494,011
Cash paid for income taxes	$2,156,731	$64,000

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$9,758,345	$1,113,140
Right of use assets obtained in exchange for finance lease	$-	$60,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “controlling shareholder”) of the Company and owns 77.6% equity interest of Massimo Group as of September 30, 2024.

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

Details of the Company and its subsidiaries are set out below upon the Reorganization:

Subsidiaries	Date of Incorporation	Jurisdiction of Formation	Percentage of direct/indirect Economic Ownership	Principal Activities
Massimo Group	October 10, 2022	Nevada		Holding company
Massimo Motor Sports, LLC	June 30, 2009	Texas	100%	Manufacture of UTVs and ATVs
Massimo Marine, LLC	January 6, 2020	Texas	100%	Manufacture of Pontoon Boats

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, the balances with banks and the liquid investments with maturities of three months or less. The Company maintains all its bank accounts in the United States, maximum amounts of $751,585 and $435,457 are insured by Federal Deposit Insurance Corporation (“FDIC”) as of September 30, 2024 and December 31, 2023, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of September 30, 2024 and December 31, 2023, the Company had inventory provision of $329,900 and $439,900, included in inventories, net in the unaudited condensed consolidated balance sheet. Reversal of impairment provision of inventories were $110,000, $110,000, $nil and $nil for the three and nine months ended September 30, 2024 and 2023, respectively, included in cost of revenues in the condensed consolidated statement of operations and comprehensive income.

Advances to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the three-month period and nine-month period ended September 30, 2024 and 2023, the Company recorded the impairment loss of $29,883, $772,780, $nil and $nil respectively on its advances to suppliers in connection of an expected settlement between the Company and one supplier in September 2024.

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

Impairment of long-lived assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, note receivable which was grouped in other current assets, loan from a related party, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2024 and December 31, 2023.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. Each quarter, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of September 30, 2024 and December 31, 2023, $163,666 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2024 and 2023, the Company recorded sales returns of $317,188 and $223,428 respectively. During the nine-month period ended September 30, 2024 and 2023, the Company recorded sales returns of $824,978 and $1,975,270 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As of September 30, 2024 and December 31, 2023, $608,644 and $619,113 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2024 and 2023, the Company recorded warranty expenses of $234,314 and $576,602, respectively. During the nine-month period ended September 30, 2024 and 2023, the Company recorded warranty expenses of $1,102,494 and $1,521,902, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of September 30, 2024 and December 31, 2023, the Company records contract liabilities of $1,167,161 and $1,835,411, respectively, which will be recognized as revenue upon delivery of the products sold. For the nine months ended September 30, 2024 and 2023, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $1,160,167 and $696,274, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and nine months ended September 30, 2024 and 2023 is disclosed in Note 19 of these unaudited condensed consolidated financial statements.

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

The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $2,406,336 and $1,599,110 for the three months ended September 30, 2024 and 2023, respectively. The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $8,582,277 and $6,758,360 for the nine months ended September 30, 2024 and 2023, respectively.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in selling expenses. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $1,500,947 and $694,912 for the three months ended September 30, 2024 and 2023, respectively. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $4,562,815 and $3,130,474 for the nine months ended September 30, 2024 and 2023, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $95,509 and $$363,189 for the three months ended September 30, 2024 and 2023, respectively. Advertising costs presented in selling expenses were $499,274 and $825,852 for the nine months ended September 30, 2024 and 2023, respectively.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2024 , a total of nil and 142,186 unvested Restricted Stock Units (“RSU”) were included in the computation of weighted average number of common shares for the calculation of diluted EPS. For the three and nine months ended September 30, 2023, there were no dilutive shares.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of September 30, 2024, balances of two banks in Massimo Motor Sports exceeded the insured limits by $145,456 and $826,741, respectively. As of December 31, 2023, balances of one bank in Massimo Motor Sports exceeded the insured limits by $330,357.

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

e. Significant customers

For the three months ended September 30, 2024 and 2023, one and one customer accounted for more than 10% of the Company’s total revenues, respectively. For the nine months ended September 30, 2024 and 2023, one and one customer accounted for more than 10% of the Company’s total revenues, respectively. As of September 30, 2024 and December 31, 2023, two and one customers accounted for more than 10% of the Company’s accounts receivable, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

f. Significant suppliers

For the three months ended September 30, 2024 and 2023, two and two suppliers each accounted for more than 10% of the Company’s total purchases respectively. For the nine months ended September 30, 2024 and 2023, two and two suppliers each accounted for more than 10% of the Company’s total purchases respectively. As of September 30, 2024 and December 31, 2023, four and three suppliers each accounted for more than 10% of the Company’s total accounts payable, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
Accounts receivable – third parties	$12,273,560	$10,123,805
Less: allowance for credit loss	(715,827)	(557,360)
Accounts receivable, net	$11,557,733	$9,566,445

The Company recorded a reversal of allowance for credit loss of $27,779 and $174,231 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded an allowance for credit loss of $223,051 and a reversal of allowance for credit loss $118,144 for the nine months ended September 30, 2024 and 2023, respectively. The Company wrote off uncollectible accounts receivable of $64,584 and $64,584 against allowance for credit loss account for the three and nine months ended September 30, 2024, respectively. The Company wrote off uncollectible accounts receivable of $420,967 and $420,967 in general and administrative expense from customer for the three and nine months ended September 30, 2023, respectively.

The movement of allowance for credit loss are as follow:

	September 30, 2024	December 31, 2023
Balance as of beginning	$557,360	$354,059
Written off	(64,584)	-
Additional of provision	223,051	203,301
Ending balance	$715,827	$557,360

The Company’s accounts receivable balances as of September 30, 2024 and December 31, 2023 are pledged for its line of credit facility at Midfirst Bank and Cathay Bank (See Note 12).

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Products	$22,898,515	$16,777,928
Parts and accessories	1,360,713	899,188
Inventories in transit	2,045,793	5,399,964
Freight and duty	4,938,625	3,163,732
	31,243,646	26,240,812
Less: inventory allowance	(329,900)	(439,900)
Inventories, net	$30,913,746	$25,800,912

A reversal of impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $110,000, $110,000, $nil and $nil for the three and nine months ended September 30, 2024 and 2023, respectively.

The inventories which are pledged for the Company’s line of credit facility at Cathay Bank/Midfirst Bank are $24,741,508 and $19,961,227 as of September 30, 2024 and December 31, 2023, respectively (See Note 12).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consist of the following:

	September 30, 2024	December 31, 2023
Advance to suppliers	$1,096,048	$1,589,328
Less: impairment loss allowance due to irrecoverable prepayment	772,780	-
Advance to suppliers, net	$323,268	$1,589,328

An impairment loss allowance of advances to suppliers of $29,883, $772,780, $nil and $nil impairment loss allowance of advances to suppliers was recorded during the three and nine months ended September 30, 2024 and 2023.

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would use approximately $312,500 to resolve the claim. Therefore, we wrote off the approximate $773,000 of prepayment to the supplier, reducing it from $1.1 million to $312,500 and reclassified the remaining balance of $312,500 to other current assets on condensed consolidated balance sheet during nine months ended September 30, 2024 (Note 6). The settlement agreement was finalized in August 2024, and relative payment was received in October 2024. During the three and nine months ended September 30, 2023, we had no impairment loss of advance to suppliers.

NOTE 6 — OTHER NON-CURRENT AND CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2024	December 31, 2023
Prepayment	$145,324	$598,481
Note receivable (Note 5)	312,500	-
Other receivables	159,161	39,028
Less: Other non-current assets	(49,500)	-
Other current assets	$567,485	$637,509

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	September 30, 2024	December 31, 2023
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	326,843	89,418
Vehicles	461,667	670,793
Electronic equipment	35,303	35,303
Leasehold improvement	173,286	90,974
Subtotal	1,123,076	1,012,465
Less: accumulated depreciation and amortization	(523,042)	(612,484)
Property and equipment, net	$600,034	$399,981

Depreciation expense was $31,127 and $39,473 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $98,111 and $109,765 for the nine months ended September 30, 2024 and 2023, respectively.

There was an addition of $82,312 and $44,210 on property and equipment during the three months ended September 30, 2024 and 2023, respectively. There was an addition of $424,164 and $68,871 on property and equipment during the nine months ended September 30, 2024 and 2023, respectively. There was no disposal of property and during the three months ended September 30, 2024 and 2023, respectively. There was a disposal of property and equipment with the net book value of $126,000 and $nil with realized gain on the disposition of $36,001 and $nil during the nine months ended September 30, 2024 and 2023, respectively.

No impairment was recorded for the three and nine months ended September 30, 2024 and 2023.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the controlling shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000. On August 1, 2024, the lease was further renewed for another five years and expired on July 31, 2029 with monthly rent of $145,750. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, a related party owned by the controlling shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. On May 1, 2024, the Company signed another two lease agreements with Miller Creek Holding LLC, a related party owned by the controller shareholder, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for its operation, respectively. The leases will expire on August 31, 2029. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the three months ended September 30, 2024 and 2023 amounted to $624,232 and $311,192, respectively. Amortization of operating lease right-of-use assets amounted to $471,350 and $272,580 for the three months ended September 30, 2024 and 2023, respectively.

Total operating lease expense for the nine months ended September 30, 2024 and 2023 amounted to $1,342,402 and $793,577, respectively. Amortization of operating lease right-of-use assets amounted to $1,110,979 and $698,336 for the nine months ended September 30, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the three months ended September 30, 2024 and 2023 amounted to $1,116 and $2,219, respectively. Amortization of finance lease right-of-use assets amounted to $10,379 and $10,380 for the three months ended September 30, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the nine months ended September 30, 2024 and 2023 amounted to $3,672 and $5,610, respectively. Amortization of finance lease right-of-use assets amounted to $31,139 and $31,733 for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	September 30, 2024	December 31, 2023

Operating lease liabilities - current	$2,075,541	$847,368
Operating lease liabilities - non-current	8,186,938	630,853
Total	$10,262,479	$1,478,221

Financing leases

	September 30, 2024	December 31, 2023

Finance lease liabilities - current	$42,970	$41,647
Finance lease liabilities - non-current	44,629	77,024
Total	$87,599	$118,671

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	September 30, 2024	December 31, 2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,205,510	$1,104,769
Financing cash flows used in finance leases	$34,744	$47,051
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$60,805
Operating lease liabilities	$9,758,345	$1,113,140

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Finance lease	2.17 years	2.85 years
Operating leases	4.62 years	1.82 years

Weighted average discount rate:
Finance leases	4.74%	4.61%
Operating leases	7.68%	8.61%

The following is a schedule of maturities of operating and finance lease liabilities as of September 30, 2024:

Operating leases

Twelve months ending September 30,

2025	$2,866,655
2026	2,629,915
2027	2,343,000
2028	2,343,000
2029	2,002,000
Total future minimum lease payments	12,184,570
Less: imputed interest	(1,922,091)
Present value of operating lease liabilities	$10,262,479

Finance leases

Twelve months ending September 30,

2025	$46,325
2026	34,578
2027	8,701
2028	3,626
Total future minimum lease payments	93,230
Less: imputed interest	(5,631)
Present value of finance lease liabilities	$87,599

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	September 30, 2024	December 31, 2023
Beginning balance	$283,276	$556,538
Actual recognized products return	(1,535,478)	(3,355,112)
Accruals for product return liabilities	1,415,868	3,081,850
Ending balance	$163,666	$283,276

NOTE 10 — ACCRUED WARRANTY EXPENSES

The following table shows changes in the Company’s accrued warranties and related costs:

	September 30, 2024	December 31, 2023
Beginning balance	$619,113	$260,531
Cost of warranty claims	(1,080,700)	(1,924,203)
Accruals for product warranty	1,070,231	2,282,785
Ending balance	$608,644	$619,113

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	September 30, 2024	December 31, 2023
Credit card liabilities	$22,060	$7,732
Sales Tax payable	29,859	13,204
Other current liabilities	382,210	77,161
Additional accrual on litigation (Note 18)	3,573,651	-
Total	$4,007,780	$98,097

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 —LOANS

Loan balance consists of the following:

	September 30, 2024	December 31, 2023
Bank loan – Cathay Bank (1)/Midfirst (4)	$-	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$-	$303,583

(1)

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil million and $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

(4)	On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Midfirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit is guaranteed by the Massimo Group, and is also personally guaranteed by Mr. David Shan, the controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

NOTE 13 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Custom Van Living	Controlled by David Shan
Miller Creek Holdings LLC	Controlled by David Shan
SUNL Technology LLC	Controlled by David Shan
Asia International Securities Exchange Co Ltd	Principal shareholder of the Company

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — RELATED PARTY TRANSACTIONS (continued)

(a) Loan from a related party

Loan from a related party consists of the following:

	September 30, 2024	December 31, 2023

Loan from David Shan, opening balance	$7,920,141	$10,984,344
Repayment	(1,503,616)	(5,264,203)
Capital dividend declared	-	2,200,000
Loan from David Shan, ending balance	6,416,525	7,920,141
Non-current	-	(7,920,141)
Current	$6,416,525	$-

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MdFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. As a result, the Company made repayment totaling $1,503,616 towards this loan during the nine months ended September 30, 2024. The Company intends to continue repayments over of the loan from Mr. Shan for the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of September 30, 2024.

(b) Loan guarantee provided by related parties

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

As of September 30, 2024 and December 31, 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three and nine months ended September 30, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 are 19.9% and 22.3% respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 are 23.8% and 20.0% respectively.

The provision for income tax consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Income tax provision – current	$55,782	$1,067,639	$2,067,219	$1,301,709
Income tax (recovery) provision - deferred	(677,447)	38,407	(974,691)	(65,158)
Income tax (recovery) provision	$(621,665)	$1,106,046	$1,092,528	$1,236,551

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net (loss) income before income taxes	$(3,123,898)	$5,063,433	$4,587,607	$7,816,387
Income tax at the federal statutory rate	21%	21%	21%	21%
Statutory U.S. federal income tax (recovery) provision	(656,018)	1,063,321	963,398	1,641,441
S Corporation benefits	-	-	-	(642,278)
State margin tax	17,736	39,113	101,473	83,349
Non-deductible expense	16,617	-	27,657	-
Other adjustments	-	3,612	-	154,039
Total	$(621,665)	$1,106,046	$1,092,528	$1,236,551

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit loss	$16,480	$117,046
Property and equipment	150,324	16,480
Lease liability – operating	2,155,121	310,426
Lease liability – financing	18,395	24,920
Other temporary difference	750,467	-
Warranty liabilities	127,814	-
Return liabilities	34,370	-
Total deferred tax assets	3,252,971	468,872
Deferred tax liabilities:
Right of use assets – operating	(2,126,373)	(310,426)
Right of use assets – financing	(17,306)	(23,845)
Total deferred tax liabilities	(2,143,679)	(334,271)
Deferred tax assets, net	$1,109,292	$134,601

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented. During the three and nine months ended September 30, 2024 , the Company issued 6,750 and 1,329,235 shares of its common stock with par value of $0.001.

As of September 30, 2024 and December 31, 2023, 41,329,235 and 40,000,000 common shares were outstanding, respectively, with par value of $0.001.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — SHAREHOLDERS’ EQUITY (continued)

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.0 million. Pursuant to the terms and conditions of the underwriting agreement, dated as of April 1, 2024, by and between Craft Capital Management LLC (the “Representative”) and the Company (the “Underwriting Agreement”), the underwriters had an overallotment option, exercisable for 45 days by May 19, 2024, to purchase up to an additional 195,000 shares from the Company at the offering price less of $4.50 the underwriting discount and commissions to cover over-allotments. As of the reporting date, all representative options have expired without exercise.

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months from June 18, 2024. As partial of consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. For the three and nine months ended September 30, 2024, $40,000 and $40,000 has been recorded as expenses, respectively.

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares and meet the requirements for equity classification. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. The fair value of these warrants was $220,000, which was considered a direct cost of IPO and included in additional paid-in capital. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $4.00, risk free rate of 4.3%, expected term of five years; exercise price of the warrants of $5.625, volatility of 89%; and expected future dividends of nil.

As of September 30, 2024, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 4.51 years.

NOTE 16 — EARNINGS PER SHARE

For the three and nine months ended September 30, 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested Restricted Stock Units (“RSU”) are included in the computation of diluted net earnings per share. As a result, a total of 142,186 unvested RSU were included in the computation of weighted average number of common shares for the nine months ended September 30, 2024, and the computation of diluted loss per share does not assume the exercise of the Company’s outstanding unvested RSU impact due to loss position for the three months ended September 30, 2024.

For the three and nine months ended September 30, 2023, the Company has no stock options, warrants or RSU issued and no impact on diluted earnings per share.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net (loss) income attributable to the Company	$(2,502,233)	$3,957,387	$3,495,079	$6,579,836
Weighted average number of common shares outstanding – basic	41,325,388	40,000,000	40,863,370	40,000,000

Dilutive securities – unvested RSU	-	-	142,186	-
Weighted average number of common shares outstanding – diluted	41,325,388	40,000,000	41,005,556	40,000,000
(Loss) earnings per share – basic	$(0.06)	$0.10	$0.09	$0.16
(Loss) earnings per share – diluted	$(0.06)	$0.10	$0.09	$0.16

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Award Agreements. The 2024 Plan and RSUs Adward Agreement authorized the award of stock options, RSUs to employees and directors. As of September 30, 2024 , approximately 300,556 RSUs were granted, 1,000 RSUs were forfeited and 6,750 RSUs were exercised under the 2024 Plan.

The Company recorded $256,345, $426,666, $nil and $nil stock-based compensation expense in connection with RSUs for three and nine months ended September 30, 2024 and 2023, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value
Granted	300,556	3.84
Cancelled	(1,000)	3.88
Exercised	(6,750)	3.88
Outstanding September 30, 2024	292,306	$3.84
Exercisable, September 30, 2024	-	$-

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the Chief Executive Officer and two other executives of the Company, in connection with the 2024 Plan.

As part of the compensation, the Company agrees to grant Mr. Shan options to purchase up to 46,860 common shares under Incentive Stock Option (“ISO”) plan, at an exercise price of $4.268 per share. The options were granted on May 22, 2024, and the options vest at a rate of 23,430 per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $73,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 5 years; exercise price of the options of $4.268; volatility of 88.8%; and expected future dividends of $nil. These options will expire on May 21, 2029.

The Company also granted Mr. Shan options to purchase up to 103,140 common shares, at an exercise price of $4.0 per share under Nonqualified Stock Option (“NSO”) plan. The options were granted on May 22, 2024, and vest at a rate of 51,570 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $160,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of $nil. These options will expire on May 21, 2034.

The Company also granted two executives options to purchase up to 200,000 common shares, at an exercise price of $4.0 per share under ISO and NSO plans. The options were granted on May 22, 2024, and vest at a rate of 100,000 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to these two executives was $272,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of $nil. These options will expire on May 21, 2034.

The Company recorded $71,754, $131,699, $nil and $nil stock-based compensation expense in connection with options for three and nine months ended September 30, 2024 and 2023, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Granted	350,000	4.04	9.23
Cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2024	350,000	$4.04	8.97
Exercisable, September 30, 2024	-	$-	-

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated balance sheets or results of operations or liquidity as at September 30, 2024 and December 31, 2023, except the one discussed below.

Litigation

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,146,169 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,573,651 as of September 30, 2024, bringing the total accrual related to this lawsuit to approximately $5.9 million. The Company filed an appeal in August 2024.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents sales by product categories for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

UTVs, ATVs and e-bikes	$25,084,727	$26,953,580	$88,011,145	$65,765,577
Pontoon Boats	517,583	2,954,117	3,145,495	9,718,234
Total	$25,602,310	$29,907,697	$91,156,640	$75,483,811

NOTE 20 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2024 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 98.0% and 90.1% of total revenue for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenue from sales of UTVs and ATVs represented 96.5% and 87.1% of total revenue, respectively.

We also generate revenue from the sales of Pontoon Boats, which represented 2.0% and 9.9% of our revenue for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenue from the sales of Pontoon Boats represented 3.5% and 12.9% of our revenue, respectively.

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

●	Risk of economic and policy changes within China: We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports (with which we have a significant supplier relationship) or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

●	Risk of unavailability of additional capital: We will require significant expenditures to fund future growth. We intend to fund our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials: We depend on third-party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our recreational boats which we manufacture in our Dallas facility. For the three and nine months ended September 30, 2024, we purchased approximately 62% and 64% of our products from three of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation: The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2023, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation: In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of fluctuations in the sale of Pontoon Boats: A segment of our sales revenue stemming from Massimo Marine exhibits a seasonal sales pattern. Boat sales are also influenced by the financing arrangements for boat purchases, which are susceptible to fluctuations in interest rates. For the three and nine months ended September 30, 2024 and 2023, our revenue generated from Massimo Marine was approximately 2.0%, 3.5%, 9.9% and 12.9% of our total revenue, respectively.

Results of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and nine months ended September 30, 2024 and 2023 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$25,602,310	$29,907,697	$91,156,640	$75,483,811
Cost of revenues	18,649,995	19,850,258	62,253,681	51,706,682
Gross profit	6,952,315	10,057,439	28,902,959	23,777,129

Operating expenses:
Selling expense	2,628,915	2,104,505	7,936,761	6,541,244
General and administrative	3,895,232	2,716,733	12,096,874	9,038,488
Impairment loss on supplier deposit	29,883	-	772,780	-
Research and development	94,771	-	257,021	-
Total operating expenses	6,648,801	4,821,238	21,063,436	15,579,732

Income from operations	303,514	5,236,201	7,839,523	8,197,397

Other income (expense):
Other income, net	210,701	41,133	590,538	113,001
Loss on litigation	(3,573,651)	-	(3,573,651)	-
Interest expense	(64,462)	(213,901)	(268,803)	(494,011)
Total other income (expense), net	(3,427,412)	(172,768)	(3,251,916)	(381,010)

(Loss) income before income taxes	(3,123,898)	5,063,433	4,587,607	7,816,387

(Recovery of ) provision for income taxes	(621,665)	1,106,046	1,092,528	1,236,551

Net (loss) income and comprehensive (loss) income	$(2,502,233)	$3,957,387	$3,495,079	$6,579,836

Earnings per Share – basic	$(0.06)	$0.10	$0.09	$0.16
Weighted average shares outstanding – basic *	41,325,388	40,000,000	40,863,370	40,000,000
Earnings per Share –diluted	$(0.06)	$0.10	$0.09	$0.16
Weighted average shares outstanding –diluted*	41,325,388	40,000,000	41,005,556	40,000,000

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	For the Three months ended September 30,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$25,602,310	100.0%	$29,907,697	100.0%	$(4,305,387)	(14.4)%
Cost of sales	18,649,995	72.8%	19,850,258	66.4%	(1,200,263)	(6.0)%
Gross profit	6,952,315	27.2%	10,057,439	33.6%	(3,105,124)	(30.9)%
Operating expenses
Selling expenses	2,628,915	10.3%	2,104,505	7.0%	524,410	24.9%
General and administrative expenses	3,895,232	15.2%	2,716,733	9.1%	1,178,499	43.4%
Impairment loss on supplier deposit	29,883	0.1%	-	-	29,883	100.0%
Research and development	94,771	0.4%	-	-	94,771	100.0%
Total operating expenses	6,648,801	26.0%	4,821,238	16.1%	1,827,563	37.9%
Income from operations	303,514	1.2%	5,236,201	17.5%	(4,932,687)	(94.2)%
Other income (expenses)
Other income, net	210,701	0.8%	41,133	0.1%	169,568	412.2%
Loss on litigation	(3,573,651)	(14.0)%	-	-	(3,573,651)	100.0%
Interest expense	(64,462)	(0.3)%	(213,901)	(0.7)%	149,439	(69.9)%
Total other income (expenses)	(3,427,412)	(13.4)%	(172,768)	(0.6)%	(3,254,644)	(1,883.8)%
(Loss) income before income taxes	(3,123,898)	(12.2)%	5,063,433	16.9%	(8,187,331)	(161.7)%
(Recovery of) provision for income taxes	(621,665)	(2.4)%	1,106,046	3.7%	(1,727,711)	(156.2)%
Net (loss) income	$(2,502,233)	(9.8)%	$3,957,387	13.2%	$(6,459,620)	(163.2)%

Revenues

Revenues decreased by $4.3 million, or 14.4%, from $29.9 million in the third quarter of fiscal 2023, to $25.6 million in the third quarter of fiscal 2024. The decrease in revenue was primarily due to the significant drop in Pontoon boat sales. The boat category experienced a significant downturn in line with an industry-wide slowdown. This broader trend is in part influenced by the current high interest rates and inflationary pressures that are impacting on consumer spending, particularly on the high-ticket but non-essential markets. The boat category fits the profile. Relatedly, the fact that dealers have faced high rejection rates from floorplan financing providers like Northpoint, has made it challenging for dealers to maintain optimal inventory levels, affecting our performance in the sales of Pontoon Boats. Additionally, there was a decrease in sales of UTV, ATV and e-bikes. Part of this decrease is in line with a slow industry-wide trend, while another factor was our seasonal promotions in the third quarter. Some discounted sales may have affected the performance of our regularly priced items.

Revenue by Type

	For the three months ended September 30,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$25,084,727	98.0%	$26,953,580	90.1%	$(1,868,853)	(6.9)%
Pontoon Boats	517,583	2.0%	2,954,117	9.9%	(2,436,534)	(82.5)%
Total	$25,602,310	100.0%	$29,907,697	100.0%	$(4,305,387)	(14.4)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes decreased by $1.9 million, or 6.9%, from $27.0 million in the third quarter of fiscal 2023, to $25.1 million in the third quarter of fiscal 2024. The decrease in revenue was partially driven by the slow industry-wide trend, and partially by the seasonal promotions we offered in the third quarter of fiscal 2024.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $2.4 million, or 82.5%, from $2.9 million in the third quarter of fiscal 2023, to $0.5 million in the third quarter of fiscal 2024. The decrease in revenue was primarily attributable to the significant industry-wide downturn due to the impact of the high interest rate and the inflation as demonstrated in the high rejection rates dealer have encountered from floorplan financing providers such as Northpoint. This trend aligns with the industry-wide challenges that intensified in the third quarter of fiscal 2024. Additionally, economic uncertainty in the U.S. has led to reduced spending on luxury boats, further constraining our Pontoon Boat sales.

Gross profit

Our gross profit decreased by $3.1 million, or 30.9%, from $10.1 million in the third quarter of fiscal 2023, to $7.0 million in the third quarter of fiscal 2024. The gross profit margin was 27.2% in the third quarter of fiscal 2024, compared with 33.6% in the same period last year. The decrease of 6.5% in the gross profit margin is consistent with (i) reduced sale prices aimed at clearing slow-moving inventory, and (ii) the decline in sales of Pontoon Boat, without a corresponding reduction in fixed overhead costs, such as rent and salaries.

Our cost and gross profit by revenue types are as follows:

	For the three months ended September 30, 2024			For the three months ended September 30, 2023
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$18,139,031	$6,945,696	27.7	$17,497,459	$9,456,121	35.1	$641,572	$(2,510,425)	(7.4)
Pontoon Boats	510,964	6,619	1.3	2,352,799	601,318	20.4	(1,841,835)	(594,699)	(19.1)
Total	$18,649,995	$6,952,315	27.2	$19,850,258	$10,057,439	33.6	$(1,200,263)	$(3,105,124)	(6.5)

The cost of revenue on UTVs, ATVs and e-bikes increased by $0.6 million, or 3.7%, from $17.5 million in the third quarter of fiscal 2023 to $18.1 million in the third quarter of fiscal 2024, and gross profit decreased by $2.5 million, or 26.5%, from $9.4 million in the third quarter of fiscal 2023 to $6.9 million in the third quarter of fiscal 2024. The gross margin decreased by 7.4%, from 35.1% in the third quarter of fiscal 2023 to 27.7% in the third quarter of fiscal 2024. The increase in the cost of revenue was largely due to higher overhead costs, mainly from research and design input and the additional rent expense as we expand our warehouse space in fiscal 2024. The decrease in gross margin was primarily a result of selling some inventory at lower price at our seasonal promotions in the third quarter of fiscal 2024.

The cost of revenue on Pontoon Boats decreased by $1.9 million, or 78.3%, from $2.4 million in the third quarter of fiscal 2023 to $0.5 million in the third quarter of fiscal 2024, and gross profit decreased by $0.6 million, or 98.9%, from $0.6 million in the third quarter of fiscal 2023 to $6,619 in the third quarter of fiscal 2024. The gross margin decreased by 19.1%, from 20.4% in the third quarter of fiscal 2023 to 1.3% in the third quarter of fiscal 2024. The decrease in gross margin was primarily a result of a decline in sales of Pontoon Boat, without a corresponding reduction in fixed overhead costs, such as rent, utilities, and salaries.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, interest expense incurred for selling products, shipping and handling fee and merchant service fee. Our selling expenses increased by $0.5 million, or 24.9%, from $2.1 million in the third quarter of fiscal 2023 to $2.6 million in the third quarter of fiscal 2024, representing 10.3% and 7.0% of our total revenue in the third quarter of fiscal 2024 and fiscal 2023, respectively. The increase in selling expenses was mainly due to an increase in shipping and handling fees, which were approximately $1.5 million and $0.7 million in the third quarter of fiscal 2024 and fiscal 2023, respectively. The increase was partly offset by a decrease in warranty expense of approximately $0.4 million, due to enhanced quality control and customer service measures. The adoption of a traveling technician team has enabled timely responses to customer requests, reducing repair costs.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $1.2 million, or 43.4%, from $2.7 million in the third quarter of fiscal 2023 to $3.9 million in the third quarter of fiscal 2024. The increase was mainly due to increased salaries and benefits, travel expense and rent expense. Our general and administrative expenses represented 15.2% and 9.1% of our total revenue in the third quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively.

Our salaries and benefits were $1.4 million and $1.1 million, representing 35.2% and 41.6% of our total general and administrative expenses in the third quarter of fiscal 2024 and in the third quarter of fiscal 2023, respectively. The increase in balance was mainly due to stock-based compensation expense of $0.3 million recognized on RSUs and stock option grant.

Our rent expenses increased by $0.3 million or 104.0%, from $0.3 million in the third quarter of fiscal 2023 to $0.6 million in the third quarter of fiscal 2024, representing 13.9% and 9.8% of our total general and administrative expenses in the third quarter of fiscal 2024 and 2023, respectively. This increase was due to two new lease agreements signed in May 2024 and a rent increment following the lease renewal.

Our professional fee increased by $0.1 million or 15.8%, from $0.7 million in the third quarter of fiscal 2023 to $0.8 million in the third quarter of fiscal 2024, representing 19.4% and 24.0% of our total general and administrative expenses in the third quarter of fiscal 2024 and 2023, respectively. The slight increase was mainly due to public company costs, including audit and investor relation fees.

Loss on litigation

During the three months ended September 30, 2024, we recorded a one-time loss of approximate $3.6 million on legal judgment on lawsuit with Nebula. The Final Judgment on July 8, 2024 awarded Nebula $3.3 million in damages, $1.4 million in attorneys’ fees and other court cost and $1.1 million in interest on balances since September 15, 2020. We have recorded an additional accrual of $3.6 million as of September 30, 2024, bringing the total accrual related to this lawsuit to approximately $5.9 million. We have filed the appeal in August 2024.

Interest expenses

Our interest expense decreased by $149,439 or 69.9%, from $213,901 in the third quarter of fiscal 2023 to $64,462 in the third quarter of fiscal 2024. The decrease in interest expense was mainly due to a reduction in the average loan balance in third quarter of fiscal 2024 compared with the same period of last year, in response to higher interest rates. We repaid all bank loans in early August 2024.

Other income, net

Our other income was $210,701 in the third quarter of fiscal 2024, as compared with $41,133 in the third quarter of fiscal 2023, an increase of $169,568, or 412.2%. The increase was primarily due to the write-off a long outstanding negative balance of account receivable of approximately $100,000 and an increase in insurance claim of approximately $100,000 in third quarter of fiscal 2024 compared to the same period in last year.

Income before income taxes

We had a decrease of $8.2 million in income before income taxes, from $5.1 million income in the third quarter of fiscal 2023 to approximately $3.1 million loss in the third quarter of fiscal 2024. The decrease was primarily attributable to the decrease in gross profit by $3.1 million, an increase of general and administrative expenses of approximately $1.2 million and a loss of legal judgment of approximately $3.6 million in the third quarter of fiscal 2024, as well as other expenses as discussed above.

(Recovery of) provision for income taxes

The income tax recovery was approximately $0.6 million in the third quarter of fiscal 2024, compared to $1.1 million expenses in the same period of fiscal 2023. The change was mainly due to a net loss of $3.1 million before income taxes generated in the third quarter of fiscal 2024 compared to the same period in last year.

Net (loss) income

We had net loss of $2.5 million and net income of $4.0 million in the third quarter of fiscal 2024 and 2023, respectively. The decrease was primarily due to the lower revenues and gross profit as discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	For the nine months ended September 30,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$91,156,640	100.0%	$75,483,811	100.0%	15,672,829	20.8%
Cost of sales	62,253,681	68.3%	51,706,682	68.5%	10,546,999	20.4%
Gross profit	28,902,959	31.7%	23,777,129	31.5%	5,125,830	21.6%
Operating expenses
Selling expenses	7,936,761	8.7%	6,541,244	8.7%	1,395,517	21.3%
General and administrative	12,096,874	13.3%	9,038,488	12.0%	3,058,386	33.8%
Impairment loss on supplier deposit	772,780	0.8%	-	-	772,780	100.0%
Research and development	257,021	0.3%	-	-	257,021	100.0%
Total operating expenses	21,063,436	23.1%	15,579,732	20.6%	5,483,704	35.2%
Income from operations	7,839,523	8.6%	8,197,397	10.9%	(357,874)	(4.4)%
Other income (expenses)
Other income, net	590,538	0.6%	113,001	0.1%	477,537	422.6%
Loss on litigation	(3,573,651)	(3.9)%	-	-	(3,573,651)	100.0%
Interest expense	(268,803)	(0.3)%	(494,011)	(0.7)%	225,208	(45.6)%
Total other income (expenses)	(3,251,916)	(3.6)%	(381,010)	(0.5)%	(2,870,906)	753.5%
Income before income taxes	4,587,607	5.0%	7,816,387	10.4%	(3,228,780)	(41.3)%
Provision for income taxes	1,092,528	1.2%	1,236,551	1.6%	(144,023)	(11.6)%
Net income	$3,495,079	3.8%	$6,579,836	8.7%	$(3,084,757)	(46.9)%

Revenue

Revenues increased by $15.7 million, or 20.8%, from $75.5 million for the nine months ended September 30, 2023, to $91.2 million for the nine months ended September 30, 2024. The increase in revenue was primarily due to combined effects of rising demand in the U.S. ATV and UTV market and our modified sales strategy. In 2024, we continued to expand our distribution network with various retailers to increase our products’ market penetration. We strategically focused our efforts on large retail stores in the U.S. (the “big box stores”) that offer their own financing plans, while moving away from retailers that have liberal return policies.

Revenue by Type

	For the nine months ended September 30,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$88,011,145	96.5%	$65,765,577	87.1%	$22,245,568	33.8%
Pontoon Boats	3,145,495	3.5%	9,718,234	12.9%	(6,572,739)	(67.6)%
Total	$91,156,640	100.0%	$75,483,811	100.0%	$15,672,829	20.8%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes increased by $22.2 million, or 33.8%, from $65.8 million for the nine months ended September 30, 2023 to $88.0 million for the nine months ended September 30, 2024. The increase in revenue was primarily attributed to the expansion into more big box stores. This surge is consistent with the increasing ranch/farm-work utilization of UTVs across the 1.89 million farms in the U.S. with an average size of 464 acres and the new customer’s rural lifestyle focus. The increase in sales is also due to a shift in our sales strategy, focusing mostly on in-store sales to this retail chain store customer, which generally involve larger volumes and no returns. In addition, sales to this new customer consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $6.6 million, or 67.6%, from $9.7 million for the nine months ended September 30, 2023 to $3.1 million for the nine months ended September 30, 2024. The revenue decrease was primarily due to an industry-wide downturn driven by high interest rates and inflation, which are impacting the consumption of non-essential goods. In addition, the fact that the dealers have experienced high rejection rates at the floorplan financing providers such as Northpoint has directly affected the inventory level the dealers maintain and therefore our sales in this category. This is consistent with the industry-wide trend. The challenging economic environment and economic uncertainty in the U.S. has led to reduced spending on luxury boats directly impacting the sales of luxury boats such as our yacht.

Gross profit

Our gross profit increased by $5.1 million, or 21.6%, from $23.8 million for the nine months ended September 30, 2023 to $28.9 million for the nine months ended September 30, 2024. Gross margin was 31.7% for the nine months ended September 30, 2024, compared with 31.5% in the same period last year. Our gross margin for the nine months ended September 30, 2024 remained constant when compared with the same period in 2023.

Our cost and gross profit by revenue types are as follows:

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$59,598,896	$28,412,249	32.3	$43,547,341	$22,218,236	33.8	$16,051,555	$6,194,013	(1.5)
Pontoon Boats	2,654,785	490,710	15.6	8,159,341	1,558,893	16.0	(5,504,556)	(1,068,183)	(0.4)
Total	$62,253,681	$28,902,959	31.7	$51,706,682	$23,777,129	31.5	$10,546,999	$5,125,830	0.2

Cost of revenue on UTVs, ATVs and e-bikes increased by $16.1 million, or 36.9%, from $43.5 million for the nine months ended September 30, 2023, to $59.6 million for the nine months ended September 30, 2024 and gross profit increased by $6.2 million, or 27.9%, from $22.2 million for the nine months ended September 30, 2023, to $28.4 million for the nine months ended September 30, 2024. Gross margin decreased by 1.5%, from 33.8% for the nine months ended September 30, 2023 to 32.3% for the nine months ended September 30, 2024. The increase in the cost of revenue was in line with the increase in sales. The decrease in gross profit margin was mainly due to reduced sales prices to clear out slow-moving inventory in recent quarter.

Cost of revenue on Pontoon Boats decreased by $5.5 million, or 67.5%, from $8.2 million for the nine months ended September 30, 2023, to $2.7 million for the nine months ended September 30, 2024, and gross profit decreased by $1.1 million, or 68.5%, from $1.6 million for the nine months ended September 30, 2023, to $0.5 million for the nine months ended September 30, 2024. Gross margin decreased by 0.4%, from 16.0% for the nine months ended September 30, 2023, to 15.6% for the nine months ended September 30, 2024. Our gross margin for the nine months ended September 30, 2024 remained constant compared to the nine months ended September 30, 2023.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, interest expense, shipping and handling fee and merchant service fee. These expenses increased by $1.4 million, or 21.3%, from $6.5 million for the nine months ended September 30, 2023, to $7.9 million for the nine months ended September 30, 2024, representing 8.7% and 8.7% of total revenue in both periods. The increase was mainly due to higher shipping and handling fees, which rose from approximately $3.1 million for the nine months ended September 30, 2023 to $4.6 million in the same period in 2024, consistent with the increase in sales. The increase was partly offset by a reduction in warranty expense of approximately $0.5 million, due to enhanced quality control and customer service. The addition of a traveling technician team has enabled us to respond to customer requests promptly, reducing repair costs.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $3.1 million, or 33.8%, from $9.0 million for the nine months ended September 30, 2023, to $12.1 million for the nine months ended September 30, 2024. The increase was mainly due to higher rent expense, salaries and benefit, and insurance expense. Our general and administrative expenses represented 13.3% and 12.0% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.

Our salaries and benefits were $4.2 million and $3.3 million, representing 34.8% and 36.1% of our total general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to $0.5 million severance package following an employment termination and a $0.6 million stock-based compensation expenses recognized for RSUs and stock option grants.

Our rent expenses increased by $0.9 million or 95.6%, from $0.9 million for the nine months ended September 30, 2023, to $1.8 million for the nine months ended September 30, 2024, representing 14.6% and 10.0% of our total general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. Our rent expense increased because we had two new lease agreements in May 2024 while one lease agreement in May 2023. We also had monthly rent increment upon renewing the lease agreement. Our property taxes included in the rent expenses also increased by $0.4 million for the nine months ended September 30, 2024, compared to the same period last year.

Our insurance expense increased by $0.6 million or 88.9%, from $0.7 million for the nine months ended September 30, 2023, to $1.3 million for the nine months ended September 30, 2024, representing 10.7% and 7.6% of our total general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. The increase was mainly due to a higher general insurance premium year-over-year in correlation with sales growth, as well as the purchase of directors and officers insurance following our transition to a public company.

Impairment loss on supplier deposit

During the nine months ended September 30, 2024, we recorded a one-time impairment loss of approximate $772,780 on advanced deposit to one supplier. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $312,500 to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximate $772,780 of prepayment to the supplier during the nine months ended September 30, 2024. The settlement agreement was finalized in August 2024. During the nine months ended September 30, 2023, we had no impairment loss of prepayment.

Loss on litigation

During the nine months ended September 30, 2024, we recorded a one-time loss of approximate $3.6 million on legal judgment on lawsuit with Nebula. The Final Judgment on July 8, 2024 awarded Nebula $3.3 million in damages, $1.4 million in attorneys’ fees and other court cost and $1.1 million in interest on balances since September 15, 2020. We have recorded an additional accrual of $3.6 million as of September 30, 2024, bringing the total accrual related to this lawsuit to approximately $5.9 million. We have filed the appeal in August 2024.

Interest expenses

Our interest expense decreased by $225,208 or 45.6%, from $494,011 for the nine months ended September 30, 2023, to $268,803 for the nine months ended September 30, 2024. The decrease was mainly due to a lower average loan balance during the nine months ended September 30, 2024, compared to the same period last year, in response to raising interest rates. All bank loans were repaid in early August 2024.

Other income, net

Other income increased by $477,537, or 422.6%, from $113,001 for the nine months ended September 30, 2023, to $590,538 for the same period in 2024. The increase was primarily due to the following factors: (i) a $177,147 write-off of a vendor’s accounts payable balance following a settlement with the vendor and us; (ii) a $190,000 write-off of a long outstanding negative balance of account receivable, both of which contributed to higher other income; and (iii) an additional approximately $100,000 in insurance claims in the third quarter of fiscal 2024 compared to the same period last year.

Income before income taxes

Income before income taxes decreased by $3.2 million, from $7.8 million for the nine months ended September 30, 2023, to approximately $4.6 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $5.1 million rise in gross profit, partly offset by an approximately $3.1 million increase in general and administrative expenses and an approximately $3.6 million loss on litigation and other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $1.1 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. We terminated our S Corporation status as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Accordingly, the income tax provision for the first three quarters of fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation, and the income tax provision for the nine months ended September 30, 2023 only reflected state margin tax at Texas as a S Corporation for five months and a federal income tax of 21% for the remaining four month’s operation.

Net income

Net income was $3.5 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to higher revenues and gross profit, offset by an increase in general and administrative expense and a loss on litigation, as discussed above

Cash Flows

For the Periods Ended September 30, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	Periods Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(2,396,923)	$5,778,608
Net cash used in investing activities	(262,163)	(68,871)
Net cash provided by (used in) financing activities	3,617,055	(5,499,666)
Net increase in cash and cash equivalents	957,969	210,071
Cash and cash equivalents, beginning of the period	765,814	947,971
Cash and cash equivalents, end of the period	$1,723,783	$1,158,042

Operating Activities

Net cash used in operating activities was approximately $2.4 million during the nine months ended September 30, 2024, compared to net cash provided by operating activities of approximately $5.8 million during the nine months ended September 30, 2023, representing an increase in the net cash used in operating activities of $8.2 million during the nine months ended September 30, 2024 compared with the same period in 2023. This is consistent with the Company using part of the IPO proceeds as working capital to grow sales. The increase is primarily due to the following:

●	Account payable decreased by approximately $2.9 million during the nine months ended September 30, 2024, compared to a decrease of approximately $0.4 million during the nine months ended September 30, 2023, primarily because we paid off undue account payable in the form of Letter of Credit payments from the old bank in order to release the UCC to the new bank during the nine months ended September 30, 2024.

●	Accounts receivable increased by approximately $2.2 million during the nine months ended September 30, 2024, compared to an increase by approximately $1.6 million during the nine months ended September 30, 2023 due to the timing difference of payments by customers.

●	Inventory increased by approximately $5.0 million during the nine months ended September 30, 2024, compared to an increase by approximately $0.04 million during the nine months ended September 30, 2023. It is consistent with the fact that we have been building up our inventory in anticipation of the holiday sales.

●	Contract liabilities decreased by approximately $0.7 million during the nine months ended September 30, 2024, compared to an increase by approximately $0.5 million during the nine months ended September 30, 2023.

●	The balance was partly offset by an increase in net income after non-cash item by approximately $1.3 million during the nine months ended September 30, 2024 compared with same period in 2023.

●	Our net income was adjusted for non-cash items, including the write-off of account receivables, non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment loss of asset, stock-based compensation expense, amortization and depreciation, loss on litigation, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $5.6 million during the nine months ended September 30, 2024, compared to non-cash items of approximately $1.2 million during the same period in 2023.

Investing Activities

Net cash used in investing activities was approximately $262,163 during the nine months ended September 30, 2024, compared to net cash used in investing activities of $68,871 million during the nine months ended September 30, 2023. The increase in net cash used investing activities was primarily attributable to the purchase of property and equipment of $0.4 million, partially offset by a proceed of $0.2 million from sale of property and equipment during the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was approximately $3.6 million during the nine months ended September 30, 2024, compared to net cash used in financing activities of approximately $5.5 million during the nine months ended September 30, 2023. The increase in net cash provided by financing activities during the nine months ended September 30, 2024 was primarily attributable to net proceed from IPO of $4.5 million and from the common shares subscription of $0.9 million, offset by the repayment of bank loans of $0.3 million and repayment of loan from a related party of $1.5 million. This compares to 2023, when cash used in financing included, a net repayment of bank loan of $1.6 million, the repayment of $4.0 million to shareholder and payment of IPO related cost.

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

Working Capital

As of September 30, 2024, we had cash and cash equivalents of approximately $1.7 million. Our current assets were approximately $45.1 million, including approximately $11.6 million accounts receivable, approximately $30.9 million inventory, approximately $0.3 million advance to suppliers and approximately $0.6 million prepayment and other receivables, and our current liabilities were approximately $26.3 million, including $9.8 million accounts payable to suppliers, $3.6 million accrued payment on a legal judgment, $1.2 million contract liabilities, $2.1 million income tax payable, $6.4 million from a related party and $2.1 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $18.8 million.

Our primary source of cash is currently generated from our business and bank borrowings. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of capital raise, we are confident that we can continue to support our operational needs solely by utilizing cash flows generated from our operating activities organically.

Loan Balance

Loan balance consists of the following:

	September 30, 2024	December 31, 2023
Bank loan – Cathay Bank (1)	$-	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$-	$303,583

(1)

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil million and $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil and $205,440, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury Marine in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of September 30, 2024 and December 31, 2023, the outstanding balance was $nil and $98,143, respectively.

(4)	On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Midfirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit is guaranteed by the Massimo Group, and is also personally guaranteed by Mr. David Shan, the controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

Capital Expenditures

Our capital expenditures consist primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to approximately $424,164 and $68,871 for the nine months ended September 30, 2024 and 2023, respectively.

Contractual Commitments

As of September 30, 2024 , the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$12,277,800	$2,912,980	$5,016,194	$4,348,626	$–

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the nine months ended September 30, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of September 30, 2024 and December 31, 2023, $163,666 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2024 and 2023, the Company recorded sales returns of $317,188 and $223,428 respectively. During the nine-month period ended September 30, 2024 and 2023, the Company recorded sales returns of $824,978 and $1,975,270, respectively.

Warranty

We generally provide a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of September 30, 2024 and December 31, 2023, $608,644 and $619,113 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2024 and 2023, the Company recorded warranty expenses of $234,314 and $576,602, respectively. During the nine-month period ended September 30, 2024 and 2023, the Company recorded warranty expenses of $1,102,494 and $1,521,902, respectively.

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

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of September 30, 2024 and December 31, 2023, we recorded allowance for credit loss of $0.7 million and $0.6 million in the unaudited condensed consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared to the cost on the book, which include the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of September 30, 2024 and December 31, 2023, the Company had inventory provision of $329,900 and $439,900, included in inventories, net in the unaudited condensed consolidated balance sheet. Reversal of impairment provision of inventories were $110,000, $110,000, $nil and $nil for the three and nine months ended September 30, 2024 and 2023, respectively, included in cost of revenues in the unaudited condensed consolidated statement of operations and comprehensive income.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which, in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as at September 30, 2024 and December 31, 2023, except one litigation discussed below.

Litigation

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,146,169 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,573,651 as of September 30, 2024, bringing the total accrual related to this lawsuit to approximately $5.9 million. The Company filed an appeal in August 2024.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Massimo Group

Date: November 14, 2024	/s/ David Shan
David Shan Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

