Form 10-K
period 2024-12-31
Massimo Group
filed 2025-03-26
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $35,010,068.15, based on the closing price on that date as reported on the Nasdaq Stock Market.

As of March 24, 2025 there were 41,546,700 shares of common stock, par value $0.001 per share of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to “we,” “us,” “our,” “Company” or “our Company” are to Massimo Group, a Nevada corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our limited operating history on which to judge our performance and assess our prospects for future success, risks related to our reliance on a network of independent dealers and distributors to manage the retail distribution of many of our products, our reliance on third-party manufacturers and supplies for our products, risks related to the fact that the majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China including tariffs, the inexperience of our principal shareholder and senior management in operating a publicly traded company, economic conditions that impact consumer spending may have a material adverse effect on our business, or results of operations or financial condition, intense competition in all product lines, including from some competitors that have greater financial and marketing resources, to our ability to attract and retain key personnel, potential harm caused by misappropriation of our data and compromises in cybersecurity, changes in laws, regulatory requirements, governmental incentives and fuel and energy prices, litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity, the inability of our dealers, customers and distributors to secure adequate access to capital or financing, failure to develop brand name and reputation, significant product repair and/or replacement due to product warranty claims or product recalls, the impact of health epidemics, including the COVID-19 pandemic, on our business, other risks and uncertainties we face and the actions we may take in response thereto described in this Report, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business.

Overview

We believe we are a leading company in the Mid-Tier Band of the powersports vehicles and boats industry in the United States, which includes the All-Terrain Vehicle (“ATV”), Utility-Terrain Vehicle (“UTV”), and pontoon and tritoon boats (“Pontoon Boats”) subsectors (the “Powersports Vehicles and Boats Industry”). “Mid-Tier Band” means the mid-tier band of the Powersports Vehicles and Boats Industry, which our management considers to be those manufacturers that produce a wide range of products that cater to customer needs but do not yet have the international operations and market share of the Top-Tier Band (as defined below) of the Powersports Vehicles and Boats Industry. “Top-Tier Band” means the top-tier band of the Powersports Vehicles and Boats Industry, which our management considers to include companies such as Polaris, Bombardier Recreational Products (BRP), Honda, and Yamaha with international operations and large market shares.

We manufacture, import and distribute a diversified portfolio of products divided into two main lines: (1) UTVs, ATVs, motorcycles, scooters, golf carts and a juvenile line from go karts to balance bikes and tractors among other products; and (2) recreational Pontoon Boats. In 2024, we released an all-new line of All-Weather UTVs with enclosures, heaters, and AC units. We plan to offer All-Weather options for all UTVs in the future. We have also been developing new product lines, such as electric vehicle (“EV”) chargers and electric Pontoon Boats, all of which are currently available for sale. In addition to distributing our products, we aim to provide unparalleled customer service, which includes over 600 motor vehicles and 5,500 marine third-party service providers across the United States, 24-hour customer support and an approximately 40,000 sq. ft. parts facility which enables us to fulfill most parts orders within 48 hours.

We are headquartered in a 376,000 sq. ft. facility of which 280,000 sq. ft. is dedicated to Massimo Motor Sports LLC (“Massimo Motor Sports”) and 96,000 sq. ft. to Massimo Marine LLC (“Massimo Marine”). Our facility is adjacent to seven acres for boat storage in Dallas, Texas, which houses a design center, two manual assembly lines. including an automated vehicle assembly robot line, our parts department, a test track, dyno and over 30 loading docks. Our products are sold directly by us in the e-commerce marketplace and through a network of dealerships, distributors, and chain stores. We have a significant in-store UTV retail partnership with Tractor Supply Co.

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

On June 11, 2024, we entered into a strategic partnership agreement with Armlogi Holding Corp (“Armlogi”), a U.S.-based warehousing and logistics service provider, to gain access to Armlogi’s warehousing facilities and tailored logistics services for fast order fulfillment of UTVS, ATVs, Go-Karts and Golf Carts. Pursuant to the agreement Armlogi will receive containers of our vehicle kits arriving from Asian suppliers at its warehouses in Savannah, GA, Edison, NJ, and Walnut, CA. Massimo will provide vehicle assembly at the warehouses, and Armlogi will supply inventory management, storage services, logistics, and delivery to final order destinations.

Corporate History

Massimo Motor Sports was initially formed as a limited liability company in Texas on June 30, 2009. Massimo Marine was formed as a limited liability company in Texas on January 6, 2020. At the time of the respective formations, Mr. David Shan had held one hundred percent (100%) of the issued and outstanding membership interests of Massimo Motor Sports and Massimo Marine.

On October 10, 2022, Massimo was formed, with Mr. David Shan as the sole stockholder. On June 1, 2023, the Company effectuated an internal reorganization whereby (i) Asian International Securities Exchange Co., Ltd. (“AISE”) entered into two separate contribution agreements with Massimo Marine and Massimo Motor Sports, respectively, whereby AISE contributed $1,000,000 to Massimo Marine and $1,000,000 to Massimo Motor Sports in exchange for fifteen percent (15%) of membership interests in both entities, and (ii) simultaneously, on the same date, Mr. David Shan and AISE contributed their membership interests in Massimo Marine and Massimo Motor Sports, which was eighty-five percent (85%) and fifteen percent (15%) respectively, to Massimo in exchange for shares of common stock, par value $0.001 (“common stock”) of Massimo, the end result being that Mr. David Shan and AISE owned eighty-five percent (85%) and fifteen percent (15%) of Massimo (the “Reorganization”) prior to our initial public offering.

Listing

Our common stock began trading on April 2, 2024 on The Nasdaq Capital Market (“Nasdaq”) under the symbol “MAMO.”

Competitive Strengths

The following strengths have enabled us to achieve our growth to date, and we believe will contribute to our ongoing growth:

Diversified and Comprehensive Product Portfolio

We have a robust portfolio of products, including UTVs and ATVs, golf carts, motorcycles, scooters, Pontoon Boats, tractors, snow equipment and a line of accessories for the outdoor enthusiast including electric coolers, power stations and portable solar panels. Our products provide enthusiasts with a variety of exhilarating, stylish and powerful vehicles for year-round use on a variety of terrains. The diversity of our products reduces our exposure to changes in consumer behavior in any single category and provides us with multiple avenues for continued growth. Furthermore, certain product lines are sold in offsetting seasons, reducing the overall seasonality of our sales and lowering cash flow influx risk.

In addition to its appeal to consumers, our broad product portfolio provides a compelling value proposition to our dealers and distributors and allows dealers to reduce seasonality, increase operational efficiency and facilitate inventory management.

Multiple Distribution Channels

We have established multiple distribution channels for our products, including our own e-commerce platforms, leading marketplace accounts, an extensive network of independent dealers and distributors, and relationships with some of the largest retailers in the United States, including Tractor Supply Co., Lowes, Walmart, Costco, Sam’s Club, Home Depot, Fleet Farm, Rural King, and more. Our multiple channels for distribution and large dealer network provide multiple avenues through which we can engage and communicate with consumers.

Strategic Partnerships with Leading Suppliers of High-Quality Products

We benefit from cordial relationships with leading suppliers throughout the world. We have ongoing relationships with leading manufacturers which enable us to offer our customers reliable leading-edge high-quality products at prices which represent great value. For example, since 2017 we have partnered with Linhai Yamaha Motor Co., a supplier located in Shanghai, China, which has allowed us to increase our vehicles performance and expand our product lines. These relationships also enable us to cut costs while maintaining quality standards and plan shipments to control our inventory levels. Many of our manufacturing partners’ facilities are located in China, which has historically enabled them to offer lower cost manufacturing and rapid lead-times for end-market distribution in the United States.

Dedicated Customer Support Team

We have over 600 third-party motor sports service providers across the United States, more than 5,500 third-party marine boat service centers to service our Pontoon Boats and a dedicated staff of full-time employees including trained technicians to provide online and telephone support to our customers and dealers. This is a value-added service we provide, albeit we have not historically generated revenue from providing maintenance services. We carry full lines of parts, accessories and maintenance items across all models in our approximately 40,000 sq. ft. parts department   and strive to fill all orders for parts and accessories within 48 hours.

State of the Art Facility

We are headquartered in a 376,000 sq. ft. facility of which 280,000 sq. ft. is dedicated to Massimo Motor Sports and 96,000 sq. ft. to Massimo Marine. Our facility is adjacent to seven acres for boat storage in Dallas, Texas, which houses a design center, two assembly lines, our parts department, a test track, dyno, and over 30 loading docks. In addition to serving as the manufacturing facility for our Pontoon Boats, the facility is equipped to quickly palletize and shrink wrap ATVs and UTVs so that most orders can be shipped to stores or distributors within three days. We have also partnered with Armlogi to gain access to its warehousing facilities and tailored logistics services for fast order fulfillment of UTVS, ATVs, Go-Karts and Golf Carts.

Highly Experienced Management Team

Our experienced management team has demonstrated its ability to identify, create and implement new product opportunities, increase revenues, improve financial performance, and maintain a corporate culture dedicated to serving our customers and providing them with premium quality products at great value with unparalleled service.

Strategy

Our goal is to enter the Top-Tier Band of the Powersports Vehicles and Boats Industry and increase our market share through the following initiatives:

●	Open New Distribution Centers. As of the date of this report we have opened five new distribution centers in California, Georgia, New Jersey, Texas, and Illinois through our partnership with Armlogi This expansion has enhanced our ability to efficiently deliver products, replacement parts, and accessories to customers, distributors, and retailers across the western and eastern United States. As a result, we have reduced delivery times and associated costs, improved operational efficiency, and enhanced customer satisfaction while strengthening our margins.

●	Invest in our Infrastructure. We believe our success greatly depends on our ability to maintain our operating efficiencies. To support this initiative, we implemented an automated robotic assembly line, increasing production efficiency. Additionally, we upgraded key components of our information technology (IT) systems, integrating our online sales platform with our enterprise resource planning (ERP) system. We remain committed to further investments in our infrastructure to enhance operational efficiency.

●	Expand Our Existing Product Lines. We have expanded our product lines by introducing new models of UTVs, ATVs and recreational vehicles to meet diverse customer needs and preferences. In 2024, we launched new all-weather UTV models equipped with enclosures and air conditioning, delivering both comfort and performance. We plan to extend these features to all UTV models in the near future. Additionally, we introduced new electric golf carts in 2024. We will continue to follow consumer trends and consult with our suppliers and distributors to identify new products and product upgrades we will offer to customers and distributors. Where possible, such as with our Pontoon Boats, we will upgrade our offerings and add new accessories to increase our profit margins.

●

Expand into AI Application Robotic Products. To enhance our product portfolio with cutting-edge technology and AI, we plan to partner with existing manufacturers and begin by distributing AI-powered robotic products designed for both indoor and outdoor use. These products would integrate advanced AI, computer vision, and robotics, enabling them to navigate environments, avoid obstacles, deliver objects, and send alerts. We initially plan to adopt these products as companions or assistants for hunting, as well as for various farm and ranch utility purposes. They present exciting opportunities across industries such as surveillance, inspection, logistics, and both indoor and outdoor entertainment. As we gain deeper insights into the market and customer needs, we will introduce customization options tailored to specific industries. To support our customers, we intend to provide pre-sales training on product operation and optimization, as well as comprehensive after-sales services, including maintenance and repairs. We believe this initiative can fundamentally transform our business, allowing us to expand beyond traditional powersports vehicles and boats into the realm of high-tech and AI-driven applications.

●	Expand and Diversify our Supplier Base. To enable us to further diversify our product offerings, drive down our product costs and reduce our supply chain risks and improve quality control, we will seek to establish relationships with new suppliers in countries building their manufacturing capacities as certain buyers seek to reduce their dependence on Chinese manufacturers. Should appropriate opportunities arise, we will seek to vertically integrate our production capabilities by acquiring a manufacturing facility or opening our own plant.

●	Increase our Personnel. We intend to look to augment our current personnel by adding additional employees with experience to increase sales of our current products, identify and launch new products and increase our operating efficiencies. This will also include hiring experienced engineers, product designers, and sales representatives who can help the Company achieve its growth objectives.

●	Acquisitions and Consolidation: We will explore potential acquisitions and consolidation opportunities in the Powersports Vehicles and other related outdoor products industry to expand our market share and gain access to new technologies and capabilities.

Products

We have a diverse product line which includes industrial and recreational UTVs, recreational ATVs, golf carts, motorcycles, Pontoon Boats, juvenile products from go karts to balance bikes, and tractors, snow equipment and a line of accessories including EV chargers, electric coolers, power stations and portable solar panels. In 2024, we launched new all-weather UTV models equipped with enclosures and air conditioning, delivering both comfort and performance. We plan to extend these features to all UTV models in the near future. Additionally, we introduced new electric golf carts in 2024. This strategic initiative reflects our commitment to innovation, moving beyond traditional gas-powered models to meet the increasing demand for advanced technology and enhanced comfort.

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

ATV and UTV

An ATV is an all-terrain vehicle-commonly called a four-wheeler or quad-designed for a single rider and typically used for recreation. A UTV is a utility terrain vehicle used for work or recreation. Designed with a cabin for two to four riders, it is often called an SxS or side-by-side.

We currently distribute five models of our line of ATVs with base prices ranging from approximately $,3,999 to $8,999, and four lines of UTVs with various models including golf carts, at prices ranging from $6,499 to $21,999. We maintain a full line of accessories and replacement parts for all of our ATVs and UTVs. In the fiscal years ended December 31, 2024 and 2023, the majority of our ATV and UTV sales were gas-powered models. Nevertheless, we offer electric versions of several of our UTVs, particularly electric golf carts and electric utility carts.

Massimo MSA 450F ATV

Massimo T-Boss 550 UTV

Massimo Warrior 1000

Massimo T-Boss 550L

8

Massimo T-Boss 1000

Massimo GKD 350 All-Terrain Go Kart

Massimo MVR 2X and Massimo MVR Cargo Max Electric Golf Carts

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

Additionally, we are now also producing fully electric Pontoon Boats. On December 2, 2024, the Company entered into partnership with Vision Marine Technologies Inc (“Vision Marine”), a pioneer in electric marine propulsion. As part of the agreement, Massimo Marine will supply pontoon boats to be equipped with Vision Marine’s E-Motion™ 180E Powertrain System, a complete turnkey electric powertrain solution.

The Pontoon Boats market has demonstrated remarkable growth since 2008, when the financial crisis resulted in declines across the boating industry. According to data from Statistical Surveys Inc. (“SSI”), Pontoon Boats, second to personal watercraft, have been a leading segment in the Pontoon Boating industry over the last decade. However, since 2023, the U.S. leisure boating industry has faced a decline by approximately 9% to 12%, driven by economic volatility and high interest rates.

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

For UTVs, major market drivers include excellent rideability and higher safety level, more options for customization, more storage room and the ability to hold more passengers. A UTV is controlled by a steering wheel, as opposed to handlebars, making it much easier to drive and allowing for familiarity for those who have driven a car or truck. Customers are more concerned about safety will likely be more comfortable in a UTV than an ATV. Due to their design, UTVs are more stable and easier to control. They also have additional safety measures not found on ATVs, such as seat belts and roll cages. Customers can now add lift kits, new suspensions, lighting systems, cabin heaters, stereo systems and much more to their UTVs than was previously available. Lastly, people who need a more utilitarian work vehicle tend to choose a UTV. In addition to higher payload capacities, UTVs usually have more storage room to haul around necessary equipment.

Major drivers of the Pontoon Boats industry in the United States include disposable income coupled with the rise in watercraft sports activities across multiple states. Boating participation across the United States is growing as a result of escalating customer spending for motorized water sports. Pontoon Boats in particular are benefitting from the consumer preference for the comfort flat decks provide as compared to typical V-hull boats of the same length because of the increased open deck area. The larger decks make it easier to host a family outing, party, or fishing outing. Pontoon Boats also provide a more stable steady ride than a narrow v-hulled craft of similar size. Recent technological improvements, including the introduction of two- and four-stroke engines with direct injection technology, which provide improved fuel economy, lower emissions, and more power, is increasing demand for larger more sophisticated Pontoon Boats.

Multiple Distribution Channels

Our products are sold directly by us, in the e-commerce marketplace and through a network of dealerships, distributors, and retailers.

To reach our target customer, we have established multiple distribution channels for our products, including our own on-line sites, multiple popular e-commerce sites, an extensive network of independent dealers and distributors and relationships with some of the largest retailers in the United States including Tractor Supply Co., Lowes, Walmart, Sam’s Club, and more. We have a significant UTV retail partnership with Tractor Supply Co. through which we generated approximately $47 million and $73 million in revenue in the fiscal years ended December 31, 2023 and 2024, respectively. Our multiple channels for distribution and large dealer network provide multiple avenues through which we can engage and communicate with consumers.

We have an in-house marketing staff which directs our ad campaigns and social media marketing as well as campaigns targeted at expanding our distributor network. Our marketing personnel work closely with our dealers, distributors and retailers organizing in-store and co-branded marketing programs. Since inception, we have sought to develop recognition for our brand name among both consumers and distributors through a variety of advertising campaigns, including paid advertisements, landing page campaigns, co-branded campaigns, displays on YouTube and other forms of social media and industry reviews. Part of our strategy has been to seek out quality suppliers, some with recognized brands of their own, who can provide reliable, high-quality vehicles with the latest features at good value.

Generally, our sales directly to independent dealerships account for the majority of our sales during each fiscal year. Once we establish partnerships with independent dealerships, we then sell our products directly to the dealers. The dealers are strategically located throughout the United States. Once they purchase our product, in the most typical situation, they sell the products out of their brick-and-mortar location to end users. The dealerships become our long-term partners and they work with us to promote our brand across their own networks and channels. Presently, we have established partnerships with dealerships who carry our products in approximately 2,800 locations across the United States and with retail stores such as Tractor Supply Co., and Lowes. Over the past several years, we have been actively focusing our efforts on expanding our direct dealer network.

Our partnerships with dealers are critical to expanding our brand awareness in new markets geographically. We are beginning to make inroads into the Canadian market and have initiated a relationship with an independent distributor in Ontario, Canada.

Most dealers and distributors distribute multiple products within our portfolio: ATVs and UTVs, Pontoon Boats, motorcycles, and other smaller vehicles as well as parts and accessories. Unlike our competitors, which market their products principally through their affiliated dealers, we also sell our products through well-known retailers such as Lowes, Tractor Supply Co., Farm King, and other farm and industrial equipment dealers, boat and marine dealers and lawn and garden dealers.

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

Product Warranties

We provide limited warranty coverage for defects in materials and workmanship in our ATVs, UTVs, golf carts, Go-Karts and motorcycles for a period of one year. The warranty is non-transferable for the period of coverage if the vehicle is resold. Our limited warranty is void if the vehicle is used as a rental, racing or any modifications are made to the product. Although we employ quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have not had a material effect on our business.

We have entered into an exclusive arrangement with Mercury Marine, a division of Brunswick corporation (“Mercury Marine” or “Mercury”), so all of our Pontoon Boats come equipped with a Mercury outboard engine and parts. Our Mercury warranty and service program gives our customers access to 5,500 approved service centers in the United States. Like most luxury brands, we offer a ten-year warranty on the deck of the Pontoon Boats and a lifetime warranty on aluminum on many materials and workmanship and a three-year warranty for defects in critical parts including the structure, pontoons, fencing, channels, motor mounts and rotomold seat frames caused by poor workmanship. Because we are Mercury exclusive, our customers receive a three-year warranty offered by Mercury on everything supplied by Mercury, which includes digital control, hydraulic steering, throttle, steering system, engine, cables, and electrical. Our warranty, along with the Mercury are transferable during the original warranty period and are in line with top level original equipment manufacturers.

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

We do not directly provide financing for the purchase of our products. We do, however, have programs where we introduce our customers to lenders, such as Northpoint Commercial Finance and Automotive Finance Corporation, who are willing to provide financing for our UTVs, ATVs, golf carts and Pontoon Boats customers.

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

Manufacturing and Sourcing

We manufacture our Pontoon Boats in our 376,000 sq. ft. facility of which 280,000 sq. ft. is dedicated to Massimo Motor Sports and 96,000 sq. ft. to Massimo Marine. Our facility is adjacent to a seven-acre storage area for boats in Dallas, Texas. This space houses a design center, two assembly lines, training rooms, an approximately 40,000 square foot parts department, and over thirty loading docks. Structural components and other materials are sourced locally from a variety of suppliers and electrical components and engines are obtained through an exclusive arrangement with Mercury. We have entered into an exclusive arrangement with Mercury, so all of our Pontoon Boats come equipped with a Mercury outboard engine and parts.

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

Substantially all products other than our boats, in particular our ATVs and UTVs, are sourced from select global manufacturers with which we have ongoing relationships. Our in-house sourcing and logistics personnel reach out to possible vendors, suppliers and raw material providers, and review their products and background to ensure that their products will meet our standards and that they can meet our needs on a timely basis. We review market trends with our major suppliers to coordinate manufacturing volumes and delivery dates and determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins. We currently have ongoing supply agreements in place with approximately 30 suppliers, two of which are located in the United States, one in Taiwan, and the majority in China.

In 2017, we entered into a partnership for engines with Linhai Yamaha Motor Co. which enabled us to increase the performance of our vehicles and offer new products. An agreement reached in 2019 with Kubota Japan enabled us to obtain a reliable diesel engine with which to enter the diesel UTV market. Currently, our top three suppliers are Linhai Powersports USA Corporation (“Linhai Powersports”), Huzhou Meiwen Textile Imp. & Exp. Co., Ltd. and Linhai Co., Ltd., all of which are located in China and supplied us with approximately 79% and 68% (by cost) of our products in the fiscal years ended December 31, 2024 and 2023, respectively.

We do not currently expect to suspend our production, sales or maintenance of any of our products or experience higher costs due to constrained capacity or materially increased commodity prices or challenges sourcing materials. We believe our supply chain can respond to expected consumer demand and we will be able to continue to supply products to our customers at reasonable prices. We have not experienced, and do not currently expect to experience, surges or declines in consumer demand for which we are unable to adjust our supply. We have not been affected by export restrictions or sanctions. Nevertheless, we are focusing on broadening our base of suppliers to reduce our dependence on a limited number of suppliers for the majority of our products, to minimize the risk of relying upon Chinese manufacturers, including the risk of fluctuations in the exchange rate between the U.S. Dollar and the legal currency of China (“Chinese RMB”) and impact of tariffs. Our ability to meet customer demand is significantly impacted by tariffs on imported components. As of March 4, 2025, a 20% tariff applies to our Chinese imports, which we expect to directly affect our cost structure. While we continue exploring ways to mitigate this impact, including potential pricing adjustments, it remains uncertain whether we can pass these costs on to customers or if higher prices will negatively affect sales. For further details please see “Risk Factors - There is no assurance there will not be disruptions to trade between China and the United States.”

Research and Development

In addition to our own internal research and development (“R&D”), we work closely with our suppliers to design innovative, high-performance products to build strong customer loyalty and sustain our reputation as a leading-edge manufacturer. Our suppliers bear the expense of upfront engineering and design work, recouping the expense out of the amount charged for their products.

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

Intellectual Property

We currently hold eight issued patents in the United States that protect certain aspects of our products, design and technologies. Each of our patents has a term of 14 years with the exception of one, which has 15 years. As part of our ongoing efforts to prevent infringements on our intellectual property rights and to keep abreast of critical technology developments by our competitors, we closely monitor patent applications in the United States and China. The following is a summary of our patent portfolio:

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

We intend on entering into confidentiality agreements with our suppliers, employees and consultants who may have access to our proprietary information. These agreements will provide that all inventions, ideas, discoveries, improvements, and copyrightable material made or conceived by the individual arising out of the employment or consulting relationship and all confidential information developed or made known to the individual during the term of the relationship are our exclusive property. See “Risk Factors-Risks Relating to Our Business, Strategy, and Industry-We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.”

Employees

As of March 24, 2025, we had approximately 100 employees, of which approximately 10 were in management and administration, 18 were sales and service personnel, 62 were in manufacturing, 5 were in quality control and 5 were in R&D. None of our employees are represented by a union, and our relationship with our employees is satisfactory.

Competition

ATV and UTV Markets

The major players in the market include Polaris, Bombardier Recreational Products (BRP), Honda and Yamaha. We seek to differentiate ourselves by offering products with the latest design features and options and by providing superior aftermarket support to our customers and distributors.

Pontoon Boats Market

The United States Pontoon Boats market is fragmented and there is a significant number of vendors which offer Pontoon Boats across the country. Competition among vendors is based on product offerings and pricing, putting a premium on offering up to date models with high-end accessories.

Seasonality

The ATV and UTV markets do experience some seasonality, but we have developed our product lines to appeal to seasonal customers to minimize any disruptions. In the spring and summer months, we focus on outdoor campaigns tailored to spring cleaning, planting, fishing and family outdoor activities. We promote our complimentary lines of outdoor accessories including electric coolers, outdoor power stations and solar panels. In the fall and winter months, we have a heavy push for hunting season in the United States, and we promote our winter accessories including snow blowers, snowplows and enclosures, in addition we recently launched the winter series of our T-Boss UTV series with cab enclosure to provide protection from the elements.

With Pontoon Boats, we are both a distributor and a retailer, which provides some seasonal protection. Dealers order higher volumes between October to March while retail orders are higher April to September. This gives us an overall balance. While winter months are always slower than summer months, it allows us to maintain cash flow during the winter season.

Product Liability

Product liability claims are made against us from time to time. We do not believe that the outcome of any pending product liability litigation will have a material adverse effect on our operations. However, no assurance can be given as to whether any material product liability claims against us will be made in the future.

Our commercial general liability insurance provides us with coverages of $2,000,000 general aggregate limit and $2,000,000 products-completed operations aggregate limit, with a minimal amount of deductible per claim. We also have umbrella liability insurance with coverage of $5,000,000 aggregate on top of general liability insurance and workers’ compensation insurance. We believe our current coverage is adequate for our existing business and will continue to evaluate the coverages in the future in line with our expanding sales and product breadth.

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

Summary of Significant Risks Affecting Our Company

Our significant risks may be summarized as follows:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products.
●	We rely on third parties to manufacture many of the products we sell.
●	The majority of the products we purchase are manufactured by in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Our management team has no experience operating a company with publicly traded shares.
●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially adversely affect our business, results operations, or financial condition.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The inability of our dealers and distributors to secure adequate access to capital could materially adversely affect our business.
●	We depend upon the successful management of inventory levels, both ours and that of our dealers
●	There is no assurance there will not be disruptions to trade between China and the United States.
●	We may not be able to successfully maintain our strategy of relying upon offshore manufacturers.
●	Supply problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially adversely affect our business.
●	Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business.
●	We may require additional capital which may not be available.
●	Our business depends on the continued contributions made by Mr. Shan, our founder, Chairman and Chief Executive Officer.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business.

●	The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our business.
●	Retail sales of our new products may be materially adversely affected by declining prices for used versions of our products or the supply of new products by competitors in excess of demand.
●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	If product liability lawsuits are brought against us, we may incur substantial liabilities.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to several litigation proceedings relating to defective products that have caused property damage, physical injury, and death.
●	Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.
●	Our business could be materially harmed by epidemics, pandemics, or other public health emergencies, boycotts, and geo-political events.
●	Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.
●	Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans.
●	Policies of the United States granting farmers incentives may cease.
●	There is no existing market for our securities, and we do not know if one will develop.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	Our founder and principal shareholder have substantial influence over our Company.
●	We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
●	Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.

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

Demand for our products is significantly influenced by weak economic conditions and increased market volatility worldwide. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, results of operations or financial condition.

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

As of the date of this report we have opened five new distribution centers in California, Georgia, New Jersey, Texas, and Illinois through our partnership with Armlogi. Opening these facilities should reduce the costs of delivering our products, particularly our UTVs and ATVs, to dealers, distributors, and customers, and should increase our ability to sharply respond to the needs of our customers for spare parts and equipment. However, there is no assurance that opening these facilities will increase our sales and will not have an adverse impact on our business, financial condition, or results of operations.

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

We must maintain sufficient inventory levels to operate our business successfully. However, we must also guard against accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain appropriate in-stock levels. The nature of certain of our product lines, including our ATV, UTV and Pontoon Boat product lines, requires us to purchase or manufacture products well in advance of the time they will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which may lead to excess inventory or to inventory shortages if supply does not meet demand. In addition, sales for many product lines are managed through long-term purchase commitments. We plan our inventory levels on an annual basis including planning for the introduction of new products based on anticipated demand, as determined by our market assessment based in part on communications with our dealers and other customers. If we do not accurately anticipate future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted, either through lost sales or through lower gross profit margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Any failure by us to maintain appropriate inventory levels could have a material adverse effect on our business, results of operations or financial condition.

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

We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. Approximately, 67% of our purchases in the fiscal year ended December 31, 2023 and 74% of our purchases in the fiscal year ended December 31, 2024 were made from two suppliers, and, as of both December 31, 2023 and December 31, 2024, our largest supplier accounted for 41% and 33% of the Company’s total accounts payable respectively. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

We rely on freights to ship the products that we purchase from our suppliers based in China to our facility in Dallas, Texas and as such, we may face risks related to overseas freights cost fluctuation.

We have supply agreements with approximately 15 suppliers, 2 of which are based in the U.S., 1 of which are based in Taiwan, and 12 of which are based in China. Approximately 79% of the products we purchased in the fiscal year ended December 31, 2024, based on cost, were purchased from three suppliers in China of which 54% was purchased from a single supplier located in Shanghai, China. Due to the supply chain crisis in the years 2021 and 2022, the cost of our oversea freights increased significantly to double or even triple what it had been in the years 2020 and 2019. To offset these price increases, we increased the selling prices for the majority of our products. Since 2023, the cost of overseas freights has decreased substantially, though it still exceeds the cost prior to the supply chain crises. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese-based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China or that we will be able to raise our prices to offset increased freight cost in the future.

The majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China. Any disruption in the ability of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

We have supply agreements with approximately 15 suppliers, 2 of which are based in the U.S., 1 of which are based in Taiwan, and 12 of which are based in China. Approximately 79% of the products we purchased in the fiscal year ended December 31, 2024, based on cost, were purchased from three suppliers in China of which 54% was purchased from a single supplier located in Shanghai, China. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China.

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

Our major supplier is a state-owned entity in China .

During 2023 and 2024, we purchased a majority of our products from Linhai Powersports, which is a state-owned entity (“SOE”) in China. A SOE is a legal entity that is established by the Chinese government to participate in commercial activities on the government’s behalf. As a SOE, Linhai Powersports is subject to the authority, direction, and mandates of the Chinese government, which may be influenced to a significant degree by the political, economic, and social conditions in China. The Chinese government continues to play a significant role in regulating industries within China by imposing industrial policies, providing subsidies, and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results.

There is no assurance there will not be disruptions to trade between China and the United States

The U.S.-China trade relationship has become increasingly strained, leading to substantial tariff increases and other trade-related actions that further impact our business. In 2019, the U.S. imposed a 15% tariff on Chinese imports, later reduced to 7.5% in 2020. However, the temporary exclusion for certain products expired in September 2020, and tariffs have since risen. Most recently, in February 2025, the U.S. introduced a 10% tariff on all imported goods from China, which doubled to 20% in March 2025. While we continue exploring ways to mitigate this impact, including potential pricing adjustments, it remains uncertain whether we can pass these costs on to customers or if higher prices will negatively affect sales. Beyond tariffs, both governments have implemented additional measures that have disrupted trade, increased costs, and created uncertainty in supply chains. These actions may limit the availability of certain products from China, further restricting our ability to acquire necessary components at competitive prices.

There is no assurance that the U.S. or Chinese governments will not impose additional tariffs or other restrictive measures in the future. Further trade barriers could disrupt our supply chain, increase costs, and limit our ability to source components at competitive prices. If we are unable to offset these rising costs through operational efficiencies or pricing strategies, our margins and overall financial performance may be adversely affected. Ongoing trade tensions and regulatory changes continue to create uncertainty, posing a risk to our business operations and profitability.

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

The high cost of delivering our Pontoon Boats may limit the geographic market for these products.

The cost of delivering a Pontoon Boat is substantial relative to its purchase price. Consequently, many purchasers of our Pontoon Boats arrange to pick up their boats at our facility in Dallas and it may be difficult to sell to reach customers located at substantial distances from our facilities. This may limit our ability to increase sales of our Pontoon Boats without opening new manufacturing facilities.

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

Mr. David Shan, our founder and principal shareholder, relocated to the United States from China in 1995. Mr. Shan and the members of our senior management team have never operated a company with shares traded in the public markets and consequently, are not familiar with many of the requirements applicable to a public company with shares listed on Nasdaq. Our management and other personnel need to devote a substantial amount of time to ensure compliance with these requirements and we often need to rely upon outside advisors, counsel, and consultants to ensure compliance with applicable laws and regulations and undertaking various actions, such as implementing new internal controls and procedures. Compliance with these rules and regulations have increased our legal, accounting, and financial compliance costs substantially.

If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers, which could adversely affect our revenues and financial performance.

We invest significant resources to promote our brand names to obtain favorable recognition for us and our products among the public and, in particular, prospective distributors and dealers. We may not be able to attract and retain a robust network of distributors and dealers or a significant customer base, which could in turn adversely affect our business, results of operations or financial condition.

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

Our results of operations experience substantial fluctuations from quarter to quarter and year to year. A portion of our sales revenue generated from Massimo Marine has seasonable sales pattern. For the fiscal years ended December 31, 2024 and 2023, our revenue generated from the Massimo Marine made up approximately 3.4% and 10.2% of our total revenue, respectively. In general, retail sales of our products are highest in their particular season of use and in the immediately preceding period. For example, retail sales for ATVs and Pontoon Boats will be highest in winter and spring. Revenues in the first half of the fiscal year have generally been lower than those in the second half. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand, the introduction of new products and models and production scheduling for particular types of products. Any negative economic conditions that occur during the months of traditionally higher sales of a given product could have a disproportionate effect on our results of operations for the entire fiscal year. In addition, our dealers and distributors may modify orders, change delivery schedules, or change the mix of products ordered. We may also make strategic decisions to deliver and invoice products at certain dates to lower costs or improve supply chain efficiencies or may be forced to do so because of supply chain issues or disruption. As a result, our results of operations are likely to fluctuate significantly from period to period such that any historical results should not be considered indicative of the results to be expected for any future period. In addition, we incur significant additional expenses in the periods leading up to the introduction of new products which may also result in fluctuations in our results of operations. Our annual and quarterly gross profit margins are also sensitive to a number of factors, many of which are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect will continue. This seasonality in revenues, expenses and margins, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, tariffs, free-trade arrangements, geopolitical uncertainty, the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, could materially adversely affect our business, results of operations or financial condition.

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

Climate change is receiving increasing attention worldwide. A consensus among scientists, legislators and others regarding the impact of increased levels of greenhouse gases, including carbon dioxide, on climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Greenhouse gas regulations could require us to purchase allowances to offset our emissions or result in an overall increase in costs of raw materials or operating expenses, any of which could reduce competitiveness in a global economy or otherwise have a material adverse effect on our business, results of operations or financial condition. Many of our suppliers face similar circumstances. Moreover, we and our suppliers may face greater regulatory or customer pressure to offer products that generate less emissions. This may require the expenditure of significant funds on R&D implementation and subject us to the risk that our competitors may respond to these pressures in a manner that gives them a competitive advantage. The development of such products may also present challenges in maintaining the look, sound and feel of our products. While additional regulations of emissions in the future appear likely, it is too early to predict whether such regulation could ultimately have a material adverse effect on the our business, results of operations or financial condition.

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

We have two material pending litigation cases as of the date of this report. No assurance can be given that our historical claims record will not change, that material product liability claims will not be made in the future against us, or that claims will not arise in the future in excess of our indemnities and insurance coverage. Our records provision for known potential liabilities, but there is the possibility that actual losses may exceed these provisions and therefore negatively impact earnings. Also, we may not be able in the future to adequately insure our product liability and warranty risk or the cost of doing so may be prohibitive. Adverse determinations of material product liability claims made against us could also harm our reputation and cause us to lose customers and could have a material adverse effect on our business, results of operations or financial condition.

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

From 2017 to 2024, we have been subject to two material pending litigation proceedings relating to: accidental fires, defective steering mechanisms, faulty batteries and braking systems, bad engines and other issues of product design and/or manufacturing defect. Some of these proceedings were filed pursuant to the plaintiffs experiencing death, injury or property damage. While we have been able to settle the vast majority of these claims, there remains a possibility that these past claims may adversely affect the future ability to sell our products. Distributors, dealers and customers may perceive our products to be unsafe or poorly built and may refuse to carry them in stores or purchase them for personal use. We may be subject to similar litigation proceedings in the future which may result in additional damages and a poor reputation among our distributors, dealers and customers. This could have a material adverse effect on our business, results of operations or financial condition. See “An adverse determination in any significant product liability claim could materially adversely affect our business, results of operations or financial condition.”

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

Our business could be materially harmed by epidemics, pandemics, or any other outbreaks and public health emergencies, boycotts, and geo-political events.

Our business could be materially and adversely affected by natural disasters or the outbreak of health epidemics, boycotts and geo-political events, such as civil unrest and acts of terrorism, upheavals in U.S.-China relations, or similar disruptions could materially adversely affect our business, results of operations or financial condition.. Material adverse effects from diseases could result in numerous known and currently unknown ways including quarantines and lockdowns which impair the abilities of merchants to ship products. Any such disruption may materially impact our business, results of operations or financial condition. These events could result in physical damage to one or more of our properties or the properties of our suppliers and distributors, increases in fuel or other energy prices, temporary or permanent closure of one or more of our facilities or the facilities of our suppliers and distributors, temporary lack of an adequate workforce in a market, temporary or long-term disruption in the supply of raw materials, product parts and components, temporary disruption in transport to and from overseas, especially China, and disruption to our information systems, and, ultimately, have a material adverse impact on our business, results of operations or financial condition.

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

In fiscal year ended December 31, 2024 and 2023, approximately 60% and 40% of our consumers were farmers, respectively. As a supplier to farmers, we are aware that farmers rely on U.S. governmental programs to fund the purchase of supplies from us and operate their business. For example, the U.S. Department of Agriculture (“USDA”) has a variety of grants and subsidies. The USDA offers farming producers and agricultural businesses funding through its Pandemic Assistance for Producers initiative. The USDA’s program, The Food Safety Certification for Specialty Crops program provides up to $200 million in assistance for specialty crop producers who incur eligible on-farm food safety program expenses to obtain or renew a food safety certification in calendar years 2023 or 2024.

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

Prior to the commencement of trading of our common stock on Apr 1, 2024, no public market for our common stock existed. Although our common stock is listed on Nasdaq, an active trading market for our common stock may not develop, or if developed, be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares.

Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

Massimo is a holding company.

Massimo is a holding company and our only significant assets are the membership interest and capital stock of our subsidiaries. As a result, we are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through its subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distribution to us.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Dividends.”

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

Mr. David Shan owns 77% of our outstanding shares. Accordingly, Mr. Shan will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Mr. Shan will also have the power to prevent or cause a change in control. Without the consent of Mr. Shan, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. In addition, Mr. Shan could violate his fiduciary duties by diverting business opportunities from us to himself or others. The interests of Mr. Shan may differ from the interests of our other shareholders. The concentration in the ownership of our common stock shares may cause a material decline in the value of our common stock.

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

David Shan, our Chief Executive Officer and Chairman of the Board of Directors holds approximately 77% of the voting power in us and, as a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. For so long as we remain a controlled company, we technically qualify and are eligible to be exempted from the obligation to comply with certain Nasdaq corporate governance requirements, however, we do not plan to take advantage of the exemptions provided to controlled companies, which include

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

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

As of December 31, 2024, we have identified no material weaknesses related to the Company’s internal control over financial reporting. Over the past year, we have implemented measures to address previously identified material weaknesses in our internal control and have made significant progress in remediating these issues. To strengthen our financial reporting function, we have hired additional staff and engaged external accounting consultants with expertise in U.S. GAAP and SEC reporting. Additionally, we have integrated and automated our financial reporting system with our ERP system to minimize manual errors. We have also implemented a series of training programs across departments and enhanced supervision and controls over our comprehensive accounting policies and procedures manual in accordance with U.S. GAAP.

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

Our cybersecurity risk management program is under the direction of IT manager, who has a master’s degree in IT management. The IT manager receives reports from our cybersecurity team on the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Executive Cybersecurity Council meets as appropriate and receives updates from IT manager regarding our cybersecurity risks and risk management program; cybersecurity incidents and our response to them; and, as appropriate, developments in the external cybersecurity landscape, including learnings from external cybersecurity incidents.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition . However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors - Risks Relation to our Business, Strategy, and Industry” in Report.

Item 2. Properties.

Our executive offices are located at 3101 W Miller Road, Garland, Texas 75041., and our telephone number is (877) 881-6376. The cost for our use of this space is $230,250 per month plus property tax and insurance. We consider our current office space adequate for our current operations.

At those offices is also our 376,000 sq. ft. facility of which 280,000 sq. ft. is dedicated to Massimo Motor Sports and 96,000 sq. ft. to Massimo Marine. Our facility is adjacent to seven acres for boat storage, which houses a design center, two assembly lines, our parts department, a test track, dyno, and over 30 loading docks. In addition to serving as the manufacturing facility for our Pontoon Boats, the facility is equipped to quickly palletize and shrink wrap ATVs and UTVs so that most orders can be shipped to stores or distributors within three days.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 20, 2025, we are party to two (2) material pending legal proceedings.

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

In September 2020, Taizhou Nebula Power Co. Ltd. (“Nebula”) filed suit against us in the Dallas County District of Texas. Nebula has alleged that we owe them $2,343,868.60 for products that it shipped to us from 2017 to 2019. Nebula also seeks undefined damages they claim were caused by our failure to hit certain sales targets pursuant to the Distribution Agreement signed by both parties. A bench trial was conducted in May 2024. On June 6, 2024, the trial court entered its Findings of Fact and Conclusions of Law, which generally found for Nebula on its breach of contract claims and denied Massimo’s counterclaims. After post-trial fees briefing, the trial court entered its Final Judgment on July 8, 2024 (see first audit response letter). On August 7, 2024, Massimo timely filed a notice of appeal of the Final Judgment. Our Firm was not involved in the trial of this case. Instead, we were retained as appellate counsel after Massimo received the Findings of Fact and Conclusions of Law. Massimo filed its appellant’s brief on January 31, 2025. Nebula’s has until April 2, 2025 to file its appellee’s brief. Massimo intends to continue vigorously defending the lawsuit and pursuing its appeal. While Massimo is not opposed to an out-of-court settlement, to date Nebula’s attorneys have had limited interest in discussing settlement.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunyinh Vehicle Co., Ltd. (“Zhejiang”) filed suit against us and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite us being one of the ten entities that plaintiff has sued, we have had minimal interactions with Zhejiang. We have not purchased any products from Zheijang. In February 2024, Zhejiang filed a Second Amended Complaint. Massimo filed a demurrer seeking to dismiss the Second Amended Complaint due to Zhejiang’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part Massimo’s demurrer. As a result, Zhejiang still has valid claims against Massimo. The trial is scheduled for March 2026. Massimo intends to vigorously defend the lawsuit.

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

On March 24, 2025, there were 27 holders of record of our shares of common stock.

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

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under the Company’s 2024 Equity Incentive Plan (the “Incentive Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Incentive Plan
- Stock option	350,000	$4.04	1,650,000
- Restricted Stock Units	101,000	-	1,549,000

(e)	Recent Sales of Unregistered Securities

None .

(f)	Use of Proceeds

None.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.” All amounts included herein with respect to the fiscal years ended December 31, 2024 and 2023 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP.

Overview of Company

Massimo is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, the Chairman of the Board and Chief Executive Officer, is the controlling shareholder (the “Controlling Shareholder”) of the Company.

A Reorganization of the legal structure was completed on June 1, 2023. the Controlling Shareholder transferred his 100% equity interest in Massimo Motor and 100% equity interest in Massimo Marine to Massimo. After this reorganization, Massimo ultimately owns 100% equity interests of Massimo Motor and Massimo Marine.

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 96.6% and 89.8% of total revenue for the years ended December 31, 2024 and 2023, respectively

We also generate revenue from the sales of Pontoon Boats, which represented 3.4% and 10.2% of our revenue for the years ended December 31, 2024 and 2023, respectively.

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

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We have funded our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the year ended December 31, 2024, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation - The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2024, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonable sale of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonable sales pattern. For the years ended December 31, 2024 and 2023, our revenue generated from Massimo Marine was approximately 3.4% and 10.2% of our total revenue, respectively.

Results of Operations

For the years ended December 31, 2024 and 2023

The following table summarizes the results of consolidated statements of operations and comprehensive income for the for the years ended December 31, 2024 and 2023 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the years ended December 31,
	2024		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)
Sales	$111,209,142	100.0%	$115,037,544	100.0%	$(3,828,402)	(3.3)%
Cost of sales	76,865,803	69.1%	79,126,454	68.8%	(2,260,651)	(2.9)%
Gross profit	34,343,339	30.9%	35,911,090	31.2%	(1,567,751)	(4.4)%
Operating expenses
Selling expenses	9,804,547	8.8%	9,761,090	8.5%	43,457	0.4%
General and administrative expenses	16,610,528	14.9%	13,227,106	11.5%	3,383,422	25.6%
Impairment of advance to suppliers	772,780	0.7%	-	-	772,780	NA
Research and development	343,493	0.3%	-	-	343,493	NA
Total operating expenses	27,531,348	24.8%	22,988,196	20.0%	4,543,152	19.8%
Income from operations	6,811,991	6.1%	12,922,894	11.2%	(6,110,903)	(47.3)%
Other income (expenses)
Other income, net	1,110,837	1.0%	140,866	0.1%	969,971	688.6%
Loss on litigation	(3,645,092)	(3.3)%	-	-	(3,645,092)	NA
Interest expense	(98,667)	(0.1)%	(518,731)	(0.5)%	420,064	(81.0)%
Total other expenses, net	(2,632,922)	(2.4)%	(377,865)	(0.3)%	(2,255,057)	596.8%
Income before income taxes	4,179,069	3.8%	12,545,029	10.9%	(8,365,960)	(66.7)%
Provision for income taxes	1,024,862	0.9%	2,129,804	1.9%	(1,104,942)	(51.9)%
Net income	$3,154,207	2.8%	$10,415,225	9.1%	$(7,261,018)	(69.7)%

Revenue

Revenues decreased by $3.8 million, or 3.3%, from $115.0 million in fiscal 2023 to $111.2 million in fiscal 2024. The decrease in revenue was primarily due to combined effects of rising demand in the U.S. ATV and UTV market and our modified sales strategy, offset by the decrease in revenue from sales of Pontoon Boats. In 2024, we continued expanding our distribution network through various retailers to enhance market penetration. We strategically focused our efforts on large retail stores in the U.S. (the “big box stores”) that offer their own financing plans, while moving away from retailers that have liberal return policies.

Revenue by Type

	For the years ended December 31,
	2024		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$107,458,551	96.6%	$103,312,838	89.8%	$4,145,713	4.0%
Pontoon Boats	3,750,591	3.4%	11,724,706	10.2%	(7,974,115)	(68.0)%
Total	$111,209,142	100.0%	$115,037,544	100.0%	$(3,828,402)	(3.3)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and electric bikes increased by $4.1 million, or 4.0%, from $103.3 million in fiscal 2023 to $107.5 million in fiscal 2024. The increase in revenue was primarily attributed to the expansion into more big box stores. This surge is consistent with the increasing ranch/farm-work utilization of UTVs across the 1.89 million farms in the U.S. with an average size of 464 acres and the new customer’s rural lifestyle focus. The increase in sales is also due to a shift in our sales strategy, focusing mostly on in-store sales to this retail chain store customer, which generally involve larger volumes and no returns. In addition, sales to this new customer consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $7.9 million, or 68.0%, from $11.7 million in fiscal 2023 to $3.8 million in fiscal 2024. The decrease was primarily driven by an industry-wide downturn caused by high interest rates and inflation, which are impacting the consumption of non-essential goods. In addition, the fact that the dealers have experienced high rejection rates at the floorplan financing providers such as Northpoint has directly affected the inventory level the dealers maintain and therefore our sales in this category. This trend aligns with broader industry challenges. The ongoing economic uncertainty in the U.S. has further reduced discretionary spending on luxury boats, negatively affecting sales of high-end models such as our yacht.

Gross profit

Our gross profit decreased by $1.6 million, or 4.4%, from $35.9 million in fiscal 2023 to $34.3 million in fiscal 2024. Gross margin was 30.9% in fiscal 2024, as compared with 31.2% in fiscal 2023. Our gross margin in fiscal 2024 remained constant when compared with fiscal 2023.

Our cost and gross profit by revenue types are as follows:

	For the year ended December 31, 2024			For the year ended December 31, 2023
Category	Cost of revenue	Gross profit	Gross margin (%)	Cost of revenue	Gross profit	Gross margin (%)	Variance in Cost of revenue	Variance in gross profit	Variance in gross margin (%)
UTVs, ATVs and e-bikes	$73,463,577	$33,994,974	31.6	$69,881,055	$33,431,783	32.4	$3,582,522	$563,191	(0.7)
Pontoon Boats	3,402,226	348,365	9.3	9,245,399	2,479,307	21.1	(5,843,173)	(2,130,942)	(11.9)
Total	$76,865,803	$34,343,339	30.9	$79,126,454	$35,911,090	31.2	$(2,260,651)	$(1,567,751)	(0.3)

Cost of revenue on UTVs, ATVs and electric bikes increased by $3.6 million, or 5.1%, from $69.9 million in fiscal 2023 to $73.5 million in fiscal 2024 and gross profit increased by $0.6 million, or 1.7%, from $33.4 million in fiscal 2023 to $34.0 million in fiscal 2024. However, the gross margin decreased by 0.7%, from 32.4% in fiscal 2023 to 31.6% in fiscal 2024. The increase in the cost of revenue was primary due to increased product purchase cost and freight and duty resulting from increased sales. The decline in gross margin was primarily driven by higher freight costs in fiscal year 2024 compared to the last year.

Cost of revenue on Pontoon Boats decreased by $5.8 million, or 63.2%, from $9.2 million in fiscal 2023 to $3.4 million in fiscal 2024, and gross profit decreased by $2.1 million, or 85.9%, from $2.5 million in fiscal 2023 to $0.3 million in fiscal 2024. Decrease in cost of revenue was mainly due to decrease in products cost and freight and duty cost, resulting from decreased sales. Gross margin decreased by 11.9%, from 21.1% in fiscal 2023 to 9.3% in fiscal 2024, which was driven by significant decrease in sales.

Selling expenses

Our selling expenses mainly consist of warranty expense, advertising and promotion expense, interest expense, and shipping and handling fee. These expenses increased by $0.1 million, or 0.4%, from $$9.7 million in fiscal 2023 to $9.8 million in fiscal 2024, representing 8.8% and 8.5% of our total revenue in fiscal 2024 and fiscal 2023. The increase was mainly due to higher shipping and handling fees, which rose from approximately $4.9 million in fiscal 2023 to $6.3 million in fiscal 2024. The increase in shipping and handling fees was primarily due to higher sales of UTVs and ATVs to big box stores, as we covered the shipping costs for those customers and charge higher prices to offset these shipping costs. The increase was partly offset by a reduction in warranty expense of approximately $1.0 million, due to enhanced quality control and customer service. The introduction of a traveling technician team has allowed us to respond to customer requests more efficiently, reducing repair costs.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fee, office expenses, travel expenses, insurance expenses, and depreciation expenses. General and administrative expenses increased by $3.4 million, or 25.6%, from $13.2 million in fiscal 2023 to $16.6 million in fiscal 2024. The increase was mainly due to increased salaries and benefit, insurance expense and rent expense. Our general and administrative expenses represented 14.9% and 11.5% of our total revenue in fiscal 2024 and fiscal 2023, respectively.

Our salaries and benefits were $6.4 million and $5.0 million, representing 38.7% and 38.0% of our total general and administrative expenses in fiscal 2024 and 2023, respectively. The increase was primarily due to $0.5 million severance package following an employment termination and a $1.1 million stock-based compensation expenses recognized for RSUs and stock option grants.

Our rent expenses increased by $1.2 million or 106.4%, from $1.2 million in fiscal 2023, to $2.4 million in fiscal 2024, representing 14.2% and 8.6% of our total general and administrative expenses for the years ended December 31, 2024 and 2023, respectively. Our rent expense increased because we had two new lease agreements and renewed one in fiscal 2024 while one new lease agreement in fiscal 2023. We also had monthly rent increment upon renewing the lease agreement. Our property taxes included in the rent expenses also increased by $0.4 million in fiscal 2024, compared to prior year.

Our insurance expense increased by $0.7 million or 75.6%, from $1.0 million in fiscal 2023, to $1.7 million in fiscal 2024, representing 10.1% and 7.2% of our total general and administrative expenses in fiscal 2024 and 2023, respectively. The increase was mainly due to a higher general insurance premium year-over-year in line with sales growth, as well as the purchase of directors and officers insurance following our transition to a public company.

Impairment of advance to suppliers

During the year ended December 31, 2024, we recorded a one-time impairment of advance to suppliers amounting to approximately $0.8 million. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $0.3 million to resolve the claim. Our advance to suppliers amounting to $1.1 million would be considered irrecoverable. Therefore, we wrote off the advance to suppliers amounting to approximately $0.7 million during the year ended December 31, 2024. The settlement agreement was finalized in August 2024. During the year ended December 31, 2023, we had no impairment of advance to suppliers.

Loss on litigation

During the year ended December 31, 2024, we recorded a one-time loss of approximate $3.6 million on legal judgment on lawsuit with Nebula. The Final Judgment on July 8, 2024 awarded Nebula $3.3 million in damages, $1.4 million in attorneys’ fees and other court cost and $1.2 million in interest on balances since September 15, 2020. We have recorded an additional accrual of $3.6 million as of December 31, 2024, bringing the total accrual related to this lawsuit to approximately $6.0 million. We have filed the appeal in August 2024 and its appellant’s brief in January 2025.

Interest expenses

Our interest expense decreased by $0.4 million or 81.0%, from $0.5 million in fiscal 2023, to $0.1 million in fiscal 2024. The decrease was mainly due to the repayment of all outstanding loans in early fiscal 2024.

Other income, net

Other income increased by $1.0 million, or 688.6%, from $0.1 million in fiscal 2023, to $1.1 million in fiscal 2024. The increase was primarily due to the following factors: (i) a $0.2 million write-off of a vendor’s accounts payable balance following a settlement with the vendor and us; (ii) an approximately $0.7 million write-off of long outstanding customer deposit or credit, both of which contributed to higher other income; and (iii) an additional approximately $0.1 million in insurance claims in fiscal 2024 compared to fiscal 2023.

Income before income taxes

Income before income taxes decreased by $8.3 million, from $12.5 million in fiscal 2023, to approximately $4.2 million in fiscal 2024. The decrease was primarily attributable to an increase of $3.4 million in general and administrative expenses, a decrease of $1.6 million decrease in gross profit and an approximately $3.6 million loss on litigation and other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $1.0 million and $2.1 million in fiscal 2024 and 2023, respectively. We terminated our S Corporation status as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Accordingly, the income tax provision in fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation, and the income tax provision for the fiscal 2023 only reflected state margin tax at Texas as a S Corporation for five months and a federal income tax of 21% for the remaining seven month’s operation. Decrease in income tax expense was mainly due to decrease in assessable profit in fiscal 2024.

Net income

Net income was $3.2 million and $10.4 million in fiscal 2024 and 2023, respectively. The decrease was primarily due to decreased revenues and gross profit, offset by an increase in general and administrative expenses and a loss on litigation, as discussed above

Cash Flows

For the Years Ended December 31, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	Years ended December 31,
	2024	2023
Net cash provided by operating activities	$6,672,278	$10,905,544
Net cash used in investing activities	(225,875)	(121,162)
Net cash provided by (used in) financing activities	2,997,867	(10,966,539)
Net increase (decrease) in cash and cash equivalents	9,444,270	(182,157)
Cash and cash equivalents, beginning of the year	765,814	947,971
Cash and cash equivalents, end of the year	$10,210,084	$765,814

Operating Activities

Net cash provided by operating activities was approximately $6.7 million in fiscal 2024, compared to net cash provided by operating activities of approximately $10.9 million in fiscal 2023, representing a decrease in the net cash provided by operating activities of $4.2 million in fiscal 2024 compared with fiscal 2023. The decrease is primarily due to the following:

●	Net income decreased by $7.3 million in fiscal 2024 compared with fiscal 2023.

●	Our net income was adjusted for non-cash items, including non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment of advance to suppliers, amortization of stock-based compensation related to options and RSUs granted, amortization and depreciation, loss on litigation, deferred tax expense (recovery), inventories reserve, write-off of accounts receivable and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $6.3 million in fiscal 2024, compared to non-cash items of approximately $2.3 million during fiscal 2023.

●	Account payable decreased by approximately $0.8 million in fiscal 2024, compared to an increase of approximately $1.4 million in fiscal 2023, primarily because we paid off undue account payable in the form of Letter of Credit payments from the old bank in order to release the UCC to the new bank in fiscal 2024.

●	Contract liabilities decreased by approximately $1.4 million in fiscal 2024, compared to an increase of $1.1 million in fiscal 2023, primarily because we made refund to customers and wrote off long outstanding balance during the year.

●	Tax payable decreased by approximately $0.6 million in fiscal 2024, compared to an increase of approximately $2.1 million in fiscal 2023, primarily because we had a lower tax assessable income, we made a $0.5 million prepayment of federal income tax and settled all income tax payable for the year ended December 31, 2023.

●	Increase in payment of operating lease of $1.5 million in fiscal 2024, compared to $1.0 million in fiscal 2023, primary due to leasing additional warehouse space and rent increment upon the renewal of lease agreement.

●	The balance was partly offset by decrease in account receivable by approximately $3.0 million in fiscal 2024, compared to an increase of approximately $3.5 million in fiscal 2023, and

●	Increase in inventories by approximately $1.5 million, compared to an increase of $2.5 million in fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $0.2 million in fiscal 2024, compared to net cash used in investing activities of $0.1 million in fiscal 2023. The increase in net cash used investing activities was primarily attributable to the purchase of property and equipment of $0.4 million, partially offset by a proceed of $0.2 million from sale of property and equipment in fiscal 2024.

Financing Activities

Net cash provided by financing activities was approximately $3.0 million in fiscal 2024, compared to net cash used in financing activities of approximately $11.0 million in fiscal 2023. The increase in net cash provided by financing activities in fiscal 2024 was primarily attributable to net proceed from IPO of $4.8 million and from the common shares subscription of $0.9 million, offset by the repayment of bank loans of $0.3 million and repayment of loan from a related party of $2.4 million. This compares to fiscal 2023, when cash used in financing included, net repayment of bank loan of $5.6 million and shareholder withdraw of $5.3 million.

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

Working Capital

As of December 31, 2024, we had cash and cash equivalents of approximately $10.2 million. Our current assets were approximately $45.4 million, including approximately $6.6 million accounts receivable, approximately $27.3 million inventory, approximately $0.1 million advance to suppliers and approximately $1.2 million prepayment deposit and other receivables, and our current liabilities were approximately $26.1 million, including $9.6 million accounts payable to suppliers, $6.0 million accrued payment on a legal judgment, $0.4 million contract liabilities, $1.5 million income tax payable, $5.5 million loan from a related party and $2.2 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $19.2 million.

Our primary source of cash is currently generated from our business and bank borrowings. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of capital raise, we are confident that we can continue to support our operational needs solely by utilizing cash flows generated from our operating activities organically for the next 12 months.

Loan Balance

Loan balance consists of the following:

	December 31, 2024	December 31, 2023
Bank loan – Cathay Bank (1)(4)	$-	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$-	$303,583

(1)

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of December 31, 2024 and 2023, the outstanding balance was $nil and $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable, deposit accounts, equipment and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of December 31, 2024 and 2023, the outstanding balance was $nil and $205,440, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of December 31, 2024 and 2023, the outstanding balance was $nil and $98,143, respectively.

(4)	On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Midfirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit is guaranteed by the Massimo, and is also personally guaranteed by Mr. David Shan, the controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

Capital Expenditures

Our capital expenditures consist primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to approximately $387,876 and $134,662 for Fiscal 2024 and 2023, respectively.

Contractual Commitments

As of December 31, 2024, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitment	$11,549,277	$2,904,205	$4,884,371	$3,760,701	$–

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the years ended December 31, 2024 and 2023, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting our sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, revises its estimated sales returns liability accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of December 31, 2024 and 2023, $261,588 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded sales returns of $1,061,694 and $3,355,112 respectively.

Warranty

We generally provides a one-year limited warranty against defects in materials related to the sale of products. We considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting the our warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the our warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, we revises its estimated warranty liability. Each quarter, we reevaluates its estimates and assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2024 and 2023, $503,553 and $619,113 of product warranty were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded warranty expenses of $1,274,037 and $1,924,203, respectively.

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

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of December 31, 2024 and 2023, we recorded allowance for credit loss of $0.5 million and $0.6 million in the consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared to the cost on the book, which include the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of December 31, 2024 and 2023, the Company had inventory provision of $469,900 and $439,900, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories was $30,000 and $439,900 for the years ended December 31, 2024 and 2023, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which, in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as at December 31, 2024 and 2023, except one litigation discussed below.

Litigation

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,217,610 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,645,092 as of December 31, 2024, bringing the total accrual related to this lawsuit to approximately $5,988,961. The Company filed an appeal in August 2024 and its appellant’s brief in January 2025.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this Report, which are incorporated herein by reference.

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

In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms relating to the Company.

Remediated Material Weaknesses

As of December 31, 2023, material weaknesses were identified in internal controls due to (1) lack of sufficient in-house personnel in our accounting department with sufficient knowledge of the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC reporting rules, and (2) Inadequate segregation of duties resulting from limited accounting staff and resources.

In response to the above identified material weaknesses, together with a third-party internal controls consulting firm, we have hired additional staff and engaged external accounting consultants with expertise in U.S. GAAP and SEC reporting. Additionally, we have integrated and automated our financial reporting system with our ERP system to minimize manual errors. We have also implemented a series of training programs across departments and enhanced supervision and controls over our comprehensive accounting policies and procedures manual in accordance with U.S. GAAP.

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management and the Certifying Officers concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors and their ages as of the date of this Report:

Name	Age	Position(s)
David Shan	59	Chief Executive Officer and Chairman of the Board of Directors

Dr. Yunhao Chen	48	Chief Financial Officer and Director

Quenton Petersen	35	Vice President

Paolo Pietrogrande	67	Director, Chair of Nominating and Corporate Governance Committee

Ting Zhu	55	Director, Chair of Audit Committee

Mark Sheffield	54	Director, Chair of Compensation Committee

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and officer of our Company.

David Shan - Chief Executive Officer and Chairman of the Board of Directors

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

Dr. Yunhao Chen - Chief Financial Officer and Director

Dr. Yunhao Chen has served as our Chief Financial Officer since May 2023 and began serving as a director in April 2024. Prior to joining the Company, Dr. Chen served as the Chief Financial Officer of a Nasdaq-listed company, where she led the company through its initial public offering process and directed and managed the company’s financial reporting and accounting functions. Dr. Chen oversaw the company’s investor relations and capital market functions and successfully executed several private placements. Dr. Chen, as our Chief Financial Officer, has extensive knowledge and experience with U.S. GAAP and SEC reporting and compliance requirements. As part of her experience, she has conducted analyses and research regarding a large amount of formal filings of SEC registrants, with focuses on financial disclosure, capital market anomaly, business valuation, internal control and auditing, corporate tax avoidance, and earnings-returns relation. With a Ph.D. in Accounting and an MBA in Finance and MIS from the University of Minnesota, and a BE degree from University of International Business and Economics of China, Dr. Chen has been active in academia. From 2007 to 2014, she served as a faculty member at the University of Miami and Florida International University. In addition, from 2011 until 2023, she has been teaching courses at the Southern Medical University in China’s Healthcare MBA program, including but not limited to Financial Statement Analysis and Business Valuation, Accounting for Managers, and Accounting Theories and Studies, among other undergraduate and graduate courses. She has presented research results and implications for policymakers at national and international conferences. Dr. Chen has also published research results in both accounting and finance journals, such as Financial Management, the Journal of American Tax Association, and the Journal of Information System.

Quenton Petersen - Vice President

Quenton Petersen has been serving as the Sales and Marketing Manager and later as the Director of Sales at Massimo Motor Sports since 2018. From 2011 until 2016, Mr. Petersen worked as the sales manager at Flow Wall, - a garage storage solutions provider with its headquarters located in Salt Lake City, where he implemented and developed -partnerships with retail industry leaders, including but not limited to Home Depot, Costco, and Amazon. Prior to joining Flow Wall, from 2009 until 2011, Mr. Petersen worked as a Top Customer Care representative - at eBay Inc. Mr. Petersen studied accounting and business management at Dixie State University in St. George.

Ting Zhu - Independent Director, Chair of Audit Committee

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

Paolo Pietrogrande - Independent Director, Chair of the Nominating and Corporate Governance Committee

Paolo Pietrogrande has served as our independent director and chair of our Nominating and Corporate Governance Committee since April 2024. Since 2004, Mr. Pietrogrande has been the Managing Partner of Netplan Management Consulting, LLC, a U.S.-based executive advisory with a subsidiary in Italy, supporting individuals, organizations and companies in defining their goals and in executing action lists with effectiveness, integrity, social responsibility and passion. serving as Chairman of Trasporti Romagna, a leading low temperature logistic services provider in Italy, and Chairman and CEO of Sofinter Group, a leading industrial and power steam generator systems provider with global reach. He is also the Chairman of TLRnet, a holding company of Egea Group, a leading district heating developer. Mr. Pietrogrande also serves as the Chairman of Edera Impresa Sociale, an R&D incubator for the civil construction industry, a benefit company and is a director of various publicly listed companies, including MAPS Group (IOT), ACBoilers, Itea (R&D for Oil & Gas. Mr. Pietrogrande received his doctorate degree in Chemical Engineering from Sapienza University of Rome, and he received a certificate of management of technology and innovation at California Institute of Technology.

Mark Sheffield - Independent Director Nominee, Chair of Compensation Committee

Mark Sheffield has served as our independent director and chair of our Compensation Committee since April 2024. Since 2006, Mr. Sheffield has been a strategic advisor for Woods Cycle Country, a dealership in Texas for goods in the Powersports Vehicles and Boat Industry, including motorcycles, ATVs, and watercraft. Since 2016, Mr. Sheffield has also been a powersports, recreational vehicle, and marine business consultant for Spader Business Management/NCM Associates. Mr. Sheffield currently serves on the Board of Directors of the Texas Motorcycle Dealer Association and the National Powersports Dealer Association, advocacy groups for dealers in the Powersports Vehicles and Boat Industry. Mr. Sheffield has also worked with other dealers, including America’s Powersports, Honda of Houston, and Woods Indian Motorcycle.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders, except the following, were complied with during the fiscal year ended December 31, 2024:

●	Mark Sheffield;
●	Paolo Pietrogrande;
●	Ting Zhu;
●	Yunhao Chen;

Director Independence

Our Board has reviewed the independence of our directors, applying the Nasdaq independence standards. Based on this review, the Board determined that each Ting Zhu, Paolo Pietrogrande and Mark Sheffield are “independent” within the meaning of Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board deemed relevant in determining their independence.

Item 11. Executive Compensation.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024, and 2023. Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2024; (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2024, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2024 and (iii) our most highly compensated executive officer other than our Chief Executive Officer who served as an executive officer during the fiscal year ended December 31, 2024 but not at the end of the fiscal year ended December 31, 2024 whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards (6) $	Stock Awards (5) $	Other Compensation $	Total $
David Shan,	2024	236,527	-	100,007	176,850	-	505,134
Chief Executive Officer(1)	2023	272,115	-	-	-	-	272,115
Dr. Yunhao Chen	2024	200,010	-	62,091	400,958	-	663,059
Chief Financial Officer(2)	2023	110,212	-	-	-	-	110,212
Quenton Peterson,	2024	109,237	-	-	11,640	63,455	184,332
Vice President(3)	2023	161,540	-	-	-		161,540
Michael Smith	2024	230,950	-	62,091	117,901	316,200	714,852
Vice President(4)	2023	183,945	-	-	-	-	183,945

(1)	In 2024, Mr. Shan received a salary of $125,007 from Massimo Motor Sports and $111,520 from Massimo Marine. In 2023, Mr. Shan received a salary of $125,000 from Massimo Motor Sports and $147,115 from Massimo Marine.

(2)	The compensation in the table reflects salary paid by Massimo Motor Sports to Dr. Chen.

(3)	Mr. Peterson served as Vice President of Massimo Motor Sports until October 25, 2023, and was later re-appointed for the position on March 1, 2025. The compensation in the table reflects salary paid by Massimo Motor Sports to Mr. Peterson.

(4)	In 2024, Mr. Smith received a salary of $120,005 from Massimo Motor Sports, a salary of $110,945 from Massimo Marine, and a commission of $316,200 from Massimo Marine. In 2023, Mr. Smith received a salary of $42,310 from Massimo Motor Sports and $141,635 from Massimo Marine. Mr. Smith served as Vice President of Massimo Motor Sports until March 1, 2025.

(5)	Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The assumptions made in the calculation of these amounts are contained in Note 17 to the Company’s audited financial statements for the year ended December 31, 2024, included herein.

(6)	Amounts shown represent the aggregate grant date fair value of options granted in May 2024 calculated in accordance with FASB ASC Topic 718 subject to various vesting periods. Assumptions used in the calculation of these amounts are included in the Note 17 of the Company’s audited financial statements for the year ended December 31, 2024, included herein.

Director and Officer Liability Insurance

We have purchased director and officer liability insurance that provides financial protection for our directors and officers in the event that they are sued in connection with the performance of their services and also provides employment practices liability coverage, which insures for harassment and discrimination suits.

Compensation Pursuant to Agreements and Plans

Employment Agreements

We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer, and Vice President, with each agreement effective June 1, 2023.

Agreement with David Shan

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

Agreement with Dr. Yunhao Chen

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

Agreement with Michael Smith

We had entered into an employment agreement, effective June 1, 2023, with Mr. Michael Smith. The agreement provided for at-will employment, an annual base salary of $250,000, and a discretionary annual bonus opportunity. His total compensation also includes a grant of Company stock under the Incentive Plan.

Under the VP employment agreement, Mr. Smith had agreed to customary confidentiality and intellectual property assignment provisions and, during his employment term and for a period of 24 months following termination of the VP employment agreement, to refrain from (i) soliciting the Company’s employees or independent contractors or (ii) competing against the Company’s business. Mr. Smith has also agreed to a non-disparagement restriction. The Company agreed to customary indemnification provisions and to provide directors and officers liability insurance coverage during Mr. Smith’s employment and for a six-year term thereafter.

Agreement with Quenton Petersen

On March 1, 2025, the Company, appointed Quenton Petersen as the Vice President. In connection with this appointment, the Company entered into an employment agreement with Mr. Petersen (the “Petersen Agreement”). Pursuant to the Petersen Agreement, Mr. Petersen will serve as the Company’s Vice President on an at-will basis. The Petersen Agreement provides Mr. Petersen with the following compensation: (i) an annualized base salary of $150,000 USD, (ii) eligibility to receive equity grants under the Company’s equity plan, (iii) eligibility to receive commissions based on a schedule to be agreed between Mr. Petersen and the Company, (iv) eligibility to receive an annual bonus that the Company may award in its sole and absolute discretion, and (v) eligibility for any fringe benefits offered by the Company on the same terms and conditions as other employees.

Compensation of Directors

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2024, that we paid to each director other than our chief executive officer and our chief financial officer, whose compensation is fully reflected in the Summary Compensation Table set forth above. No other or additional compensation for services was paid to any of the directors.

	Fees Earned or Paid in Cash ($)	Stock Compensation ($)(1)	Option Compensation ($)(1)	Total ($)
Paolo Pietrogrande	-	$21,243	$-	$21,243
Ting Zhu	-	$21,243	$-	$21,243
Mark Sheffield	-	$21,243	$-	$21,243

(1)	The amounts in these columns represent the grant date fair values of the awards calculated in accordance with ASC Topic 718. Please see Note 17 to the consolidated financial statements for the year ended December 31, 2024, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2024 .

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($) (1)	Date	Vested	Vested ($) (2)	Vested
David Shan	-	46,860	$4.27	May 21, 2029	37,500	96,375	-
	-	103,140	$4.00	May 21, 2034	-	-
Dr. Yunhao Chen	-	50,000	$4.00	May 21, 2029	25,000	64,250	-
	-	50,000	$4.00	May 21, 2034	-	-
Michael Smith	-	50,000	$4.00	May 21, 2029	25,000	64,250	-
	-	50,000	$4.00	May 21, 2034	-	-

(1)	Weighted Average Exercise Price.

(2)	Measured at closing stock price on December 31, 2024.

Clawback Policy

On March 25, 2024, the Board of Directors adopted a clawback policy which provides for the recovery of certain executive compensation in the event of an accounting restatement resulting from material non-compliance with financial reporting requirements under the federal securities laws. Since the adoption of this policy, there have been no accounting restatements, nor is there any compensation to be recovered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 41,546,700 shares of our common stock issued and outstanding as of March 24, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days following March 24, 2025 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The address of each holder listed below, except as otherwise indicated, is c/o 3101 W Miller Road, Garland, Texas 75041.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Executive Officers and Directors
David Shan	32,122,500	77%
Dr. Yunhao Chen	108,334	*
Paolo Pietrogrande	6,750	*
Ting Zhu	6,750	*
Mark Sheffield	6,750	*
Quenton Petersen	-	-
All directors and executive officers as a group (6 persons)	32,251,084	78%
5% Stockholders
Asia International Securities Exchange Co., Ltd	4,330,000	10.4%

*	Represents beneficial ownership of less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our common stock that may be issued under the Company’s 2024 Incentive Plan.

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Incentive Plan
- Stock option	350,000	$4.04	1,650,000
- Restricted Stock Units	101,000	-	1,549,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are transactions in the fiscal year ended December 31, 2024 and until the date of this Report, between us and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with: (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Our Audit Committee reviews all related party transactions on an ongoing basis and all such transactions be approved by the Audit Committee. In determining whether to approve a related party transaction, the Audit Committee shall consider, among other factors, the following factors to the extent relevant to the related party transaction:

●	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for the Company to enter into the related-party transaction;

●	whether the related party transaction would impair the independence of an outside director;

●	whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or the related party, the direct or indirect nature of the director’s, executive officer’s or the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant; and

●	any pre-existing contractual obligations.

The following are the major related parties and their relationships with us:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc	Controlled by David Shan

As of December 31, 2024, loan from a related party consists of the following:

December 31, 2024

Loan from David Shan, opening balance	$7,920,141
Repayment	2,373,593
Capital dividend declared	-
Loan from David Shan, ending balance	$5,546,548
Non-current	-
Current	$5,546,548

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MdFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. The Company made repayment totaling $2,373,593 towards this loan during the year ended December 31, 2024. The Company intends to continue repayments of the loan from Mr. Shan for the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024.

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

The Company recorded rent expense of $1,953,750 for the fiscal year ended December 31, 2024 respectively in connection with lease arrangements.

In connection with the Company’s bank borrowing, Mr. Shan and Miller Creek Holdings LLC provided an unlimited guarantee to the Company’s bank loan.

On January 3, 2024, Massimo Motor Sports signed a renewal agreement with MidFirst Bank. Under the agreement, Mr. David Shan, the controlling shareholder, Miller Creek Holdings LLC and Massimo, the holding company of Massimo Motor provided unlimited guarantee to the Company’s bank loan. On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of December 31, 2024 and 2023, the outstanding balance was $nil and $nil. This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable, deposit accounts, equipment and inventories.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by ZH CPA in connection with regulatory filings. The aggregate fees of ZH CPA for professional services rendered for the audit of our annual financial statements and review of the financial for the fiscal years ended December 31, 2024 and 2023 totaled approximately $300,000 and $295,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024, we did not pay ZH CPA any audit-related fees.

All Other Fees

We did not pay ZH CPA for any other services for the years ended December 31, 2024 and 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Massimo Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Massimo Group and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 26, 2025

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,210,084	$765,814
Accounts receivable, net	6,589,038	9,566,445
Inventories, net	27,258,640	25,800,912
Advance to suppliers	99,076	1,589,328
Due from a related party	8,576	-
Prepaid and other current assets	1,220,432	637,509
Total current assets	45,385,846	38,360,008

NON-CURRENT ASSETS
Property and equipment at cost, net	532,259	399,981
Right of use operating lease assets, net	9,485,899	1,478,221
Right of use financing lease assets, net	71,801	113,549
Deferred offering costs	-	1,457,119
Other non-current assets	49,500	-
Deferred tax assets	1,166,451	134,601
Total non-current assets	11,305,910	3,583,471
TOTAL ASSETS	$56,691,756	$41,943,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$-	$303,583
Accounts payable	9,572,444	10,334,208
Other payable, accrued expenses and other current liabilities	6,169,193	2,441,966
Accrued return liabilities	261,588	283,276
Accrued warranty liabilities	503,553	619,113
Contract liabilities	449,999	1,835,411
Current portion of obligations under operating leases	2,119,894	847,368
Current portion of obligations under financing leases	43,421	41,647
Income tax payable	1,482,203	2,121,083
Loan from a related party	5,546,548	-
Total current liabilities	26,148,843	18,827,655

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	7,412,693	630,853
Obligations under financing leases, non-current	33,602	77,024
Loan from a related party	-	7,920,141
Total non-current liabilities	7,446,295	8,628,018
TOTAL LIABILITIES	$33,595,138	$27,455,673

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,539,950 and 40,000,000 issued and outstanding as of December 31, 2024 and 2023, respectively	41,539	40,000
Subscription receivable	-	(832,159)
Additional paid-in-capital	6,614,907	1,994,000
Retained earnings	16,440,172	13,285,965
Total equity	23,096,618	14,487,806

TOTAL LIABILITIES AND EQUITY	$56,691,756	$41,943,479

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended
	December 31,
	2024	2023

Revenues	$111,209,142	$115,037,544
Cost of revenues	76,865,803	79,126,454
Gross profit	34,343,339	35,911,090

Operating expenses:
Selling expense	9,804,547	9,761,090
General and administrative	16,610,528	13,227,106
Impairment of advance to suppliers	772,780	-
Research and development	343,493	-
Total operating expenses	27,531,348	22,988,196

Income from operations	6,811,991	12,922,894

Other income (expense):
Other income, net	1,110,837	140,866
Loss on litigation	(3,645,092)	-
Interest expense	(98,667)	(518,731)
Total other (expense) income, net	(2,632,922)	(377,865)

Income before income taxes	4,179,069	12,545,029

Provision for income taxes	1,024,862	2,129,804

Net income and comprehensive income	$3,154,207	$10,415,225

Earnings per Share – basic	$0.08	$0.26
Weighted average shares outstanding – basic	41,010,654	40,000,000
Earnings per Share – diluted	$0.08	$0.26
Weighted average shares outstanding – diluted	41,161,849	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740
Subscription received	–	–	1,201,841	–	–	1,201,841
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Net income	–	–	–	–	10,415,225	10,415,225
Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806

Subscription received	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,337,941	–	3,339,241
Common stock issued for services	22,485	22	–	79,978	–	80,000
Common stock issued upon vesting of RSUs	226,334	226	–	(226)	–	–
Amortization of share-based compensation related to options granted	–	–	–	224,190	–	224,190
Amortization of share-based compensation related to RSU granted	–	–	–	922,399	–	922,399
Common stock cancelled for services	(8,869)	(9)	–	(31,547)	–	(31,556)
Net income	–	–	–	–	3,154,207	3,154,207
Balance at December 31, 2024	41,539,950	$41,539	$-	$6,614,907	$16,440,172	$23,096,618

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income	$3,154,207	$10,415,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,598	151,512
Non-cash operating lease expense	1,580,173	974,973
Amortization of finance lease right-of-use assets	41,748	42,113
Write-off of accounts receivable	-	598,434
(Reversal of) provision of allowance for expected credit loss	(52,169)	203,301
Gain on disposal of property and equipment	(36,001)	(15,777)
Addition of inventories reserve, net	30,000	439,900
Impairment of advance to suppliers	772,780
Loss on litigation	3,645,092	–
Amortization of share-based compensation related to options granted	224,190	–
Amortization of share-based compensation related to RSU granted	922,399	–
Common stock issued for services	48,444
Deferred income tax recovery	(1,031,850)	(134,601)
Changes in operating assets and liabilities:
Accounts receivable	3,029,576	(3,536,449)
Inventories	(1,487,728)	(2,477,862)
Advance to suppliers	717,472	1,388,084
Prepaid and other current assets	(632,423)	(566,370)
Due from a related party	(8,576)	–
Accounts payables	(761,764)	1,356,453
Other payable, accrued expense and other current liabilities	82,135	(303,959)
Tax payable	(638,880)	2,121,083
Accrued warranty liabilities	(115,560)	358,582
Accrued return liabilities	(21,688)	(273,262)
Contract liabilities	(1,385,412)	1,139,137
Lease liabilities – operating lease	(1,533,485)	(974,973)
Net cash provided by operating activities	6,672,278	10,905,544

Cash flows from investing activities:
Proceed from sales of property and equipment	162,001	13,500
Acquisition of property and equipment	(387,876)	(134,662)
Net cash used in investing activities	(225,875)	(121,162)

Cash flows from financing activities:
Proceeds from bank loan	-	3,150,000
Repayment of bank loan	-	(8,750,000)
(Repayment of) proceeds from other loans	(303,583)	303,583
Repayment of finance lease liabilities	(41,648)	(40,003)
Repayment to related party	-	(142,427)
Deferred offering costs	(246,890)	(825,330)
Repayment of shareholder advance, net	(2,373,593)	(5,264,203)
Proceeds from initial public offering, net of share issuance costs	5,043,250	-
Proceeds from subscription deposits	920,331	601,841
Net cash provided by (used in) financing activities	2,997,867	(10,966,539)

Net decrease in cash and cash equivalents	9,444,270	(182,157)
Cash and cash equivalents, beginning of the year	765,814	947,971
Cash and cash equivalents, end of the year	$10,210,084	$765,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$98,667	$518,731
Cash paid for income taxes	$2,695,591	$143,322

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$9,587,851	$1,113,140
Right of use assets obtained in exchange for finance lease	$-	$60,805
Common shares cancellation	$31,556	$-

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “controlling shareholder”) of the Company who owns 77.3% equity interest of Massimo Group as of December 31, 2024.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Massimo Group and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

Comparative Figures

A payable of $2,343,869 to a supplier related to a litigation (Note 11) has been reclassified from accounts payable to other payables, accrued expenses and other current liabilities as of December 31, 2023 to confirm the current year’s presentation. This reclassification had no impact on the Company’s operating results or financial position for the respective years.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, the balances with banks and the liquid investments with maturities of three months or less. The Company maintains all its bank accounts in the United States, maximum amounts of $597,877 and $435,457 are insured by Federal Deposit Insurance Corporation (“FDIC”) as of December 31, 2024 and 2023, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of December 31, 2024 and 2023, the Company had inventory provision of $469,900 and $439,900, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories were $30,000 and $439,900 for the years ended December 31, 2024 and 2023, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Advance to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the years ended December 31, 2024 and 2023, the Company recorded the impairment loss of $772,780 and $nil respectively on its advance to suppliers in connection of an expected settlement between the Company and one supplier during the year.

Deferred offering cost

Deferred offering costs were expenses directly related to the Company’s IPO. These costs consisted of legal, accounting, printing, and filing fees that the Company capitalized. The deferred offering costs are reclassified to additional paid-in capital upon receipts of the capital raised at IPO closing date.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight-line method, as follows:

Useful life
Furniture and fixtures	5-7 years
Machinery equipment	5-7 years
Electronic equipment	5 years
Transportation equipment	5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives (3-5 years)

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

Impairment of long-lived assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the years ended December 31, 2024 and 2023, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, other receivable included in other current assets, loan from a related party, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2024 and 2023.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s revenue is generated primarily by sales of UTVs, ATVs, electric bikes (“e-bikes”), and Pontoon Boats. Revenue represented the amount of consideration to which the Company expects to be entitled in exchange for promised goods. Revenue is recorded when performance obligations are considered to be satisfied when control is transferred to our customers. For sales made through our e-commerce platform, revenue is recorded upon delivery and customer acceptance. For direct sales and consignment sales, revenue is recognized when goods leave the warehouse and when customers pick up goods in stores, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of December 31, 2024 and 2023, $261,588 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded sales returns of $1,061,694 and $3,355,112 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2024 and 2023, $503,553 and $619,113 of product warranty were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded warranty expenses of $1,274,037 and $1,924,203, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of December 31, 2024 and 2023, the Company recorded contract liabilities of $449,999 and $1,835,411, respectively, which will be recognized as revenue upon delivery of the products sold. For the years ended December 31, 2024 and 2023, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $1,158,440 and $696,274, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023 is disclosed in Note 19 of these consolidated financial statements.

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

The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $11,385,278 and $8,773,647 for the years ended December 31, 2024 and 2023, respectively.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in selling expenses. The shipping and handling costs incurred upon goods delivery to customers are $6,282,588 and $4,933,810 for the years ended December 31, 2024 and 2023, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $569,757 and $768,671 for the years ended December 31, 2024 and 2023, respectively.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., Restricted Stock Units (“RSU”), options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2024 and 2023, a total of 101,000 and nil unvested RSU were included in the computation of weighted average number of common shares for the calculation of diluted EPS.

Stock-based compensation

The Company follows the provisions of ASC 718, “Compensation - Stock Compensation” (“ASC 260”), which establishes the accounting for employee share-based awards. For employee share-based awards, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2024, balances of two banks in Massimo Motor Sports exceeded the insured limits by $147,954 and $9,457,067, respectively. As of December 31, 2023, balances of one bank in Massimo Motor Sports exceeded the insured limits by $330,357.

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

c. Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Our exposure to interest rate risk primarily relates to the interest rates from our lessors and our borrowings with banks. The related party loan bears no interest. Our leasing obligations’ interest rates are fixed at the commencement date of the leases. We have not been exposed to material risks due to the fact that our borrowing from the bank is not significant. And we have not used any derivative financial instruments to manage our interest risk exposure. However, we cannot provide assurance that we will not be exposed to material risks due to changes in market interest rate in the future.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the years ended December 31, 2024 and 2023, one and one customer accounted for 66% and 41% of the Company’s total revenues, respectively.

As of December 31, 2024 and 2023, one and one customer accounted for 68% and 86% of the Company’s total accounts receivable.

f. Significant suppliers

For the year ended December 31, 2024, two suppliers individually accounted for 54% and 18% of the Company’s total purchases respectively. For the year ended December 31, 2023, three suppliers individually accounted for 48%, 19% and 14% of the Company’s total purchases respectively.

As of December 31, 2024, two suppliers individually accounted for 33% and 18% of the Company’s total accounts payable, respectively. As of December 31, 2023, two suppliers individually accounted 41% and 19% of the Company’s total accounts payable, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2025. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$7,094,229	$10,123,805
Less: allowance for credit loss	(505,191)	(557,360)
Accounts receivable, net	$6,589,038	$9,566,445

The Company recorded a reversal of allowance for credit loss of $52,169 and an addition of allowance for credit loss of $203,301 for the years ended December 31, 2024 and 2023, respectively. The Company wrote off uncollectible accounts receivable of $nil and $598,434 from one customer for the years ended December 31, 2024 and 2023, respectively.

The movement of allowance for credit loss are as follow:

	December 31, 2024	December 31, 2023
Beginning balance	$557,360	$354,059
(Reversal of) addition of provision	(52,169)	203,301
Ending balance	$505,191	$557,360

The Company’s accounts receivable balances as of December 31, 2024 and 2023 are pledged for its line of credit facility at Cathay Bank and Midfirst Bank (See Note 12).

NOTE 4 — INVENTORIES

Inventories consist of the following:

	December 31, 2024	December 31, 2023
Products and accessories	$18,001,768	$16,777,928
Parts	1,113,872	899,188
Inventories in transit	4,861,016	5,399,964
Freight and duty	3,751,884	3,163,732
	27,728,540	26,240,812
Less: inventory allowance	(469,900)	(439,900)
Inventories, net	$27,258,640	$25,800,912

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVENTORIES (continued)

The movement of inventory allowance are as follow:

	December 31, 2024	December 31, 2023
Beginning balance	$439,900	$-
Addition of provision	30,000	439,900
Ending balance	$469,900	$439,900

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $30,000 and $439,900 for the years ended December 31, 2024 and 2023, respectively.

The inventories which are pledged for the Company’s line of credit facility at Cathay Bank/Midfirst Bank are $21,606,371 and $19,961,227 as of December 31, 2024 and 2023, respectively (See Note 12).

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consist of the following:

	December 31, 2024	December 31, 2023
Advance to suppliers	$871,856	$1,589,328
Less: impairment of advance to suppliers	(772,780)	-
Advance to suppliers, net	$99,076	$1,589,328

An impairment of advance to suppliers of $772,780 and $nil was recorded during the years ended December 31, 2024 and 2023.

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would use approximately $312,500 to resolve the claim. Therefore, we wrote off $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and relative payment was received in October 2024. During the year ended December 31, 2023, we had no impairment of advance to suppliers.

NOTE 6 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepayment	$1,096,383	$598,481
Other receivables	124,049	39,028
Total	$1,220,432	$637,509

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2024	December 31, 2023
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	89,418
Vehicles	473,667	670,793
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,086,789	1,012,465
Less: accumulated depreciation and amortization	(554,530)	(612,484)
Property and equipment, net	$532,259	$399,981

The Company recorded depreciation expense of $129,598 and $151,512 for the years ended December 31, 2024 and 2023, respectively.

There was an addition of $387,876 and $134,662 on property and equipment during the years ended December 31, 2024 and 2023, respectively. There was a disposal of property and equipment with the net book value of $126,000 and $29,317 with realized gain of $36,001 and $15,777 on the disposal during the years ended December 31, 2024 and 2023, respectively.

No impairment loss was recorded for the years ended December 31, 2024 and 2023.

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the controlling shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000. On August 1, 2024, the lease was further renewed for another five years and will expire on July 31, 2029 with monthly rent of $145,750. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. On May 1, 2024, the Company signed another two lease agreements with Miller Creek Holding LLC, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for its operation, respectively. The leases will expire on August 31, 2029. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the years ended December 31, 2024 and 2023 amounted to $2,058,524 and $1,104,769, respectively. Amortization of operating lease right-of-use assets amounted to $1,580,172 and $974,973 for the years ended December 31, 2024 and 2023, respectively.

Total accretion of finance lease liabilities for the years ended December 31, 2024 and 2023 amounted to $4,677 and $7,048, respectively. Amortization of finance lease right-of-use assets amounted to $41,748 and $42,113 for the years ended December 31, 2024 and 2023, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	December 31, 2024	December 31, 2023

Operating lease liabilities - current	$2,119,894	$847,368
Operating lease liabilities - non-current	7,412,693	630,853
Total	$9,532,587	$1,478,221

Financing leases

	December 31, 2024	December 31, 2023

Finance lease liabilities - current	$43,421	$41,647
Finance lease liabilities - non-current	33,602	77,024
Total	$77,023	$118,671

The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2024	December 31, 2023
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,011,837	$1,104,769
Operating cash flows used in finance leases	$4,677	$7,048
Financing cash flows used in finance leases	$41,648	$40,003
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$60,805
Operating lease liabilities	$9,587,851	$1,113,140

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Finance lease	1.95 years	2.85 years
Operating leases	4.39 years	1.82 years

Weighted average discount rate:
Finance leases	4.85%	4.61%
Operating leases	8.65%	8.61%

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

The following is a schedule of maturities of operating and finance lease liabilities as of December 31, 2024:

Operating leases

Twelve months ending December 31,

2025	$2,857,880
2026	2,507,498
2027	2,343,000
2028	2,343,000
2029	1,416,250
Total future minimum lease payments	11,467,628
Less: imputed interest	(1,935,041)
Present value of operating lease liabilities	$9,532,587

Finance leases

Twelve months ending December 31,

2025	$46,325
2026	25,172
2027	8,701
2028	1,451
Total future minimum lease payments	81,649
Less: imputed interest	(4,626)
Present value of finance lease liabilities	$77,023

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	December 31, 2024	December 31, 2023
Beginning balance	$283,276	$556,538
Actual recognized products return	(1,061,694)	(3,355,112)
Accruals for product return liabilities	1,040,006	3,081,850
Ending balance	$261,588	$283,276

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCRUED WARRANTY EXPENSES

The following table shows changes in the Company’s accrued warranties and related costs:

	December 31, 2024	December 31, 2023
Beginning balance	$619,113	$260,531
Cost of warranty claims	(1,274,037)	(1,924,203)
Accruals for product warranty	1,158,477	2,282,785
Ending balance	$503,553	$619,113

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	December 31, 2024	December 31, 2023
Credit card liabilities	$13,792	$7,732
Sales Tax payable	27,129	13,204
Other current liabilities	-	77,161
Payroll liabilities	139,311	-
Accrual on litigation (Note 18)	5,988,961	2,343,869
Total	$6,169,193	$2,441,966

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 —LOANS

Loan balance consists of the following:

	December 31, 2024	December 31, 2023
Bank loan – Cathay Bank (1)/Midfirst (4)	$-	$-
Other loans - Northpoint (2)	-	205,440
Other loans – BAC (3)	-	98,143
Total	$-	$303,583

(1)	On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the company had a line of credit of maximum $10.0 million from Midfirst bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of December 31, 2024 and 2023, the outstanding balance was $nil and $nil.

This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable, deposit accounts, equipment and inventories.

(2)

On April 19, 2022, the Company’s subsidiary Massimo Marine obtained a $2.0 million pay as sold line of credit from Northpoint Commercial Finance LLC (“Northpoint”) for acquisition, financing and/or refinancing of inventory. This line of credit is also personally guaranteed by Mr. David Shan, the Controlling Shareholder, and Massimo Motor Sports, an affiliated company. As of December 31, 2024 and 2023, the outstanding balance was $nil and $205,440, respectively.

(3)	On February 18, 2022, the Company’s subsidiary Massimo Marine obtained a credit facility for Mercury in the amount of $1.75 million from Brunswick Acceptance Company LLC (“BAC”) to finance purchase of inventory. This line of credit is also personally guaranteed by Mr. David Shan. As of December 31, 2024 and 2023, the outstanding balance was $nil and $98,143, respectively.

(4)	On January 15, 2021, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Midfirst Bank, pursuant to which the Company has the availability to borrow a maximum $4.0 million out of this line of credit for two years at the U.S. prime rate + 0.25%. On April 18, 2022, this line of credit was further increased to $10.0 million, and on January 3, 2024, the maturity date was renewed to January 3, 2026.

This line of credit was guaranteed by the Massimo Group, and was also personally guaranteed by Mr. David Shan, the controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit was pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Loan from a related party

Loan from a related party consists of the following:

	December 31, 2024	December 31, 2023

Loan from David Shan, opening balance	$7,920,141	$10,984,344
Repayment	(2,373,593)	(5,264,203)
Capital dividend declared	-	2,200,000
Loan from David Shan, ending balance	5,546,548	7,920,141
Non-current	-	(7,920,141)
Current	$5,546,548	$-

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. The Company made repayment totaling $2,373,593 towards this loan during the year ended December 31, 2024. The Company intends to continue repayments of the loan from Mr. Shan for the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024.

(b) Loan guarantee provided by related parties

In connection with the Company’s bank borrowings, Mr. David Shan, the controlling shareholder and Massimo Group, the holding company of Massimo Motor provided unlimited guarantee to the Company’s loan (See Note 12).

(c) Due from a related party

	December 31, 2024	December 31, 2023

Vessel Technology Inc.	$8,576	$-

Due from a related party were $8,576 and $nil as of December 31, 2024 and 2023. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended December 31, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the years ended December 31, 2024 and 2023 are 24.5% and 17.0% respectively.

The provision for income tax consists of the following:

	Years Ended
	December 31,
	2024	2023

Income tax provision – current	$2,056,712	$2,264,405
Income tax (recovery) provision - deferred	(1,031,850)	(43,137)
Deferred tax adjustment – change of tax rates	-	(91,464)
Income tax (recovery) provision	$1,024,862	$2,129,804

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Years Ended
	December 31,
	2024	2023

Net income before income taxes	$4,179,069	$12,545,029
Income tax at the federal statutory rate	21%	21%
Statutory U.S. federal income tax (recovery) provision	877,604	2,634,456
S Corporation benefits	-	(553,133)
State margin tax	32,561	139,945
Non-deductible expense	40,048	-
Prior year true-up	74,649	-
Deferred tax adjustment – change of tax rates	-	(91,464)
Total	$1,024,862	$2,129,804

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit loss	$106,090	$117,046
Property and equipment	16,480	16,480
Lease liability – operating	2,001,843	310,426
Lease liability – financing	16,175	24,920
Other temporary difference	1,032,980	-
Total deferred tax assets	3,173,568	468,872
Deferred tax liabilities:
Right of use assets – operating	(1,992,039)	(310,426)
Right of use assets – financing	(15,078)	(23,845)
Total deferred tax liabilities	(2,007,117)	(334,271)
Deferred tax assets, net	$1,166,451	$134,601

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented. During the year ended December 31, 2024, the Company issued 1,548,819 shares and cancelled 8,869 shares of its common stock with par value of $0.001.

As of December 31, 2024 and 2023, 41,539,950 and 40,000,000 common shares were outstanding, respectively, with par value of $0.001.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months from June 18, 2024. As partial of consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. On November 29, 2024, the agreement was terminated under mutual agreement, and the Company cancelled 8,869 shares of common stock issued to TJCM before. The Company recorded expenses of $48,445 and $nil in connection with service for the years ended December 31, 2024 and 2023, respectively.

Representative’s Warrants

Pursuant to the Underwriting Agreement, the Company issued to the Representative and its designee warrants (the “Representative’s Warrants”) to purchase 87,100 shares of common stock. The Representative’s Warrants are exercisable at a per share exercise price equal to $5.63 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six months immediately following the commencement of sales of the offering.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares and meet the requirements for equity classification. The warrants were recorded at fair value on the date of grant as a component of shareholders’ equity. The fair value of these warrants was $220,000, which was considered a direct cost of IPO and included in additional paid-in capital. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $4.02, risk free rate of 4.3%, expected term of five years; exercise price of the warrants of $5.63, volatility of 89%; and expected future dividends of nil.

As of December 31, 2024, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 4.26 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS PER SHARE

For the years ended December 31, 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested Restricted Stock Units (“RSU”) are included in the computation of diluted net earnings per share. As a result, a total of 154,029 unvested RSU were included in the computation of weighted average number of common shares for the year ended December 31, 2024.

For the years ended December 31, 2023, the Company has no stock options, warrants or RSU issued and no impact on diluted earnings per share.

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended
	December 31,
	2024	2023

Net income attributable to the Company	$3,154,207	$10,415,225
Weighted average number of common shares outstanding – basic	41,010,654	40,000,000

Dilutive securities – unvested RSU	151,195	-
Weighted average number of common shares outstanding – diluted	41,161,849	40,000,000
Earnings per share – basic	$0.08	$0.26
Earnings per share – diluted	$0.08	$0.26

NOTE 17 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded $922,399 and $nil stock-based compensation expense in connection with RSUs for years ended December 31, 2024 and 2023, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Granted	328,334	3.76	0.58
Forfeited	(1,000)	3.88	-
Vested	(226,334)	3.70	-
Outstanding December 31, 2024	101,000	$3.88	0.37
Exercisable, December 31, 2024	-	$-	-

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — EMPLOYEE STOCK PLANS (continued)

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

As of December 31, 2024, intrinsic value of the options is nil.

The Company recorded $224,190 and $nil stock-based compensation expense in connection with options for years ended December 31, 2024 and 2023, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Granted	350,000	4.04	9.23
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024	-	$-	-

As of December 31, 2024, the total unrecognized compensation cost related to outstanding RSUs and stock options was $307,397 and $278,749, which the Company expects to recognize over a weighted-average period of 0.37 years and 1.07 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated balance sheets or results of operations or liquidity as at December 31, 2024 and December 31, 2023, except the two discussed below.

Litigation

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,217,610 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,645,092 as of December 31, 2024, bringing the total accrual related to this lawsuit to $5,988,961 and $2,343,869 as of December 31, 2024 and 2023, respectively. The Company filed an appeal in August 2024 and its appellant’s brief in January 2025.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunyinh Vehicle Co., Ltd. (“Zhejiang”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang. The Company has not purchased any products from Zheijang. In February 2024, Zhejiang filed a Second Amended Complaint. The Company filed a demurrer seeking to dismiss the Second Amended Complaint due to Zhejiang’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part the Company’s demurrer. As a result, Zhejiang still has valid claims against the Company. The trial is scheduled for March 2026. Based on the current assessment, the outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements.

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

The following table presents sales by product categories for the years ended December 31, 2024 and 2023, respectively:

	Years Ended
	December 31,
	2024	2023

UTVs, ATVs and e-bikes	$107,458,551	$103,312,838
Pontoon Boats	3,750,591	11,724,706
Total	$111,209,142	$115,037,544

NOTE 20 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

MASSIMO GROUP

INDEX TO FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

4.1	Form of Underwriter Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

4.2	Description of Registered Securities(*)

10.1	Contribution Agreement dated June 1, 2023, by and among Massimo Group, David Shan and Asia International Securities Exchange Co., Ltd. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.2	Employment Agreement dated June 1, 2023, between the Company and David Shan(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.3	Employment Agreement dated June 1, 2023, between the Company and Dr. Yunhao Chen(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.4	Business Loan Agreement dated April 18, 2022, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.5	Addendum No. 1 to Business Loan Agreement dated June 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.6	Addendum No. 2 to Business Loan Agreement, dated October 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.7	Business Loan Agreement, dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.8	Promissory Note dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.9	2024 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.10	Strategic partnership agreement, dated June 11, 2024, by and between Armlogi Holding Corp and the Company

19.1	Insider Trading Policy

21.1	List of Subsidiaries(*)

75

23.1	Consent of ZH CPA, LLC Certified Public Accountants and Advisors, A Professional Corporation

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy, adopted March 25, 2024(*)

101.xsd	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Incorporated by reference to the exhibit filed with the annual report on Form 10-K filed with SEC on April 15, 2024.

76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2025	MASSIMO GROUP

	By:	/s/ David Shan
	Name:	David Shan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shan	Chief Executive Officer and Chairman	March 26, 2025
David Shan	(Principal Executive Officer)

/s/ Yunhao Chen	Chief Financial Officer and Director	March 26, 2025
Yunhao Chen	(Principal Financial and Accounting Officer)

/s/ Paolo Pietrogrande	Director	March 26, 2025
Paolo Pietrogrande

/s/ Mark Sheffield	Director	March 26, 2025
Mark Sheffield

/s/ Ting Zhu	Director	March 26, 2025
Ting Zhu

77