Form 10-K/A
period 2024-12-31
Massimo Group
filed 2025-05-20
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Massimo Group (the “Company,” “our,” “we” or “us”) is filing this Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A” or “Amended 2024 Annual Report”) to amend and restate its audited consolidated financial statements as of December 31, 2024 and certain other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2025 (the “Original 2024 Annual Report”).

During the preparation of the Company’s consolidated interim financial statements for the quarter ended March 31, 2025, the Company identified an error with respect to revenue recognition related to price concession. In accordance with ASC 606, Revenue from Contracts with Customers, variable consideration such as price concession shall be estimated when the promised goods are transferred to a customer. Certain price concessions provided to a customer in connection with sales occurring near the end of the year ended December 31, 2024 were not properly estimated at the time of revenue recognition. As a result, the sales for the year ended December 31, 2024 was overstated by approximately $1.9 million, along with the net income which was overstated by approximately $1.4 million (the “Restatement”). After evaluating the quantitative and qualitative impact of this error, the Company concluded that the previously issued consolidated financial statements as of and for the year ended December 31, 2024, should be restated to correct the error.

Therefore, on May 14, 2025, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the Original 2024 Annual Report should no longer be relied upon and need to be restated due to the misstatements described above.

The Restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

Items Amended in this Filing

This Amended 2024 Annual Report sets forth the Company’s Original 2024 Annual Report, as amended, in its entirety. This Amended 2024 Annual Report does not reflect events occurring after the date of the Original 2024 Annual Report.

The Company is filing this Amended 2024 Annual Report in order to amend the following items of the Original 2024 Annual Report:

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8, Financial Statements and Supplementary Data

●	Part II, Item 9A, Controls and Procedures

●	Part IV, Item 15, Exhibits and Financial Statement Schedules

The exhibit list included in “Part IV, Item 15, Exhibits and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32, as well as updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.

In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.

Refer to Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in this Form 10-K/A for additional information, including a summary of the impacts of the Restatement.

This Amended 2024 Annual Report speaks only as of the date the Original 2024 Annual Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 2024 Annual Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original 2024 Annual Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 2024 Annual Report. Accordingly, this Amended 2024 Annual Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 2024 Annual Report.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of it disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in Company’s internal control over financial reporting related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements. For more information, see Item 9A included in this Amended 2024 Annual Report.

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

You should read this Report and the documents that we reference in this, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.

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

To reach our target customer, we have established multiple distribution channels for our products, including our own on-line sites, multiple popular e-commerce sites, an extensive network of independent dealers and distributors and relationships with some of the largest retailers in the United States including Tractor Supply Co., Lowes, Walmart, Sam’s Club, and more. We have a significant UTV retail partnership with Tractor Supply Co. through which we generated approximately $47 million and $71 million in revenue in the fiscal years ended December 31, 2023 and 2024, respectively. Our multiple channels for distribution and large dealer network provide multiple avenues through which we can engage and communicate with consumers.

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

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe represent certain of the material risks to our business, together with the information contained elsewhere in this Amended 2024 Annual Report, before you decide to invest in our shares of common stock. Please note that the risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the following events occur or any additional risks presently unknown to us actually occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment.

Summary of Significant Risks Affecting Our Company

Our significant risks may be summarized as follows:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products.
●	We rely on third parties to manufacture many of the products we sell.
●	The majority of the products we purchase are manufactured by in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Our management team has limited experience operating a company with publicly traded shares.
●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially and adversely affect our business, operation results, or financial condition.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The inability of our dealers and distributors to secure adequate access to capital could materially and adversely affect our business.
●	We depend upon the successful management of inventory levels, both ours and that of our dealers
●	There is no assurance there will not be disruptions to trade between China and the United States.
●	We may not be able to successfully maintain our business strategy that relies upon offshore manufacturers.
●	Supply chain problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business.
●	We may require additional capital which may not be available.
●	Our business depends on the continued contributions made by Mr. Shan, our founder, Chairman and Chief Executive Officer.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business.

●	The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our business.
●	Retail sales of our new products may be materially and adversely affected by declining prices for used versions of our products or by competitors supplying new products in excess of market demand.
●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	If product liability lawsuits are filed against us, we may be exposed to significant financial liabilities.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to litigations arising from defective products that resulted in property damage, physical injury, and death.
●	Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.
●	Our business could be materially harmed by epidemics, pandemics, or other public health emergencies, boycotts, and geo-political events.
●	Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.
●	Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans.
●	U.S. government policies that provide incentives to farmers may be discontinued.
●	There is no existing market for our securities, and we do not know if one will develop.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	Our founder and principal shareholder have substantial influence over our Company.
●	We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
●	Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.

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

We and our dealers and distributors receive and store personal information in connection with human resources operations, credit operations, warranty management, marketing efforts and other aspects of our businesses. Additionally, we exchange information with numerous trading partners across all aspects of our operations. Any security breach of our IT systems or those of our dealers, distributors and trading partners could result in disruptions to our operations or erroneous transactions. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately materially and adversely affect our business, results of operations or financial condition.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company and are an accelerated or large accelerated filer.

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

As of December 31, 2024, we have identified material weakness existing in the Company’s internal control over financial reporting related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements. We are working to remediate the material weaknesses as further discussed in Item 9A of this Amended 2024 Annual Report. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our common stock price may decline.

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

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

In September 2020, Taizhou Nebula Power Co. Ltd. (“Nebula”) filed suit against us in the Dallas County District of Texas. Nebula has alleged that we owe them $2,343,868.60 for products that it shipped to us from 2017 to 2019. Nebula also seeks undefined damages they claim were caused by our failure to hit certain sales targets pursuant to the Distribution Agreement signed by both parties. A bench trial was conducted in May 2024. On June 6, 2024, the trial court entered its Findings of Fact and Conclusions of Law, which generally found for Nebula on its breach of contract claims and denied Massimo’s counterclaims. After post-trial fees briefing, the trial court entered its Final Judgment on July 8, 2024 (see first audit response letter). On August 7, 2024, Massimo timely filed a notice of appeal of the Final Judgment. Our Firm was not involved in the trial of this case. Instead, we were retained as appellate counsel after Massimo received the Findings of Fact and Conclusions of Law. Massimo filed its appellant’s brief on January 31, 2025. Nebula filed its appellee’s brief on May 1, 2025. Massimo intends to continue vigorously defending the lawsuit and pursuing its appeal. While Massimo is not opposed to an out-of-court settlement, to date Nebula’s attorneys have had limited interest in discussing settlement.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Amended 2024 Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Amended 2024 Annual Report, particularly in “Risk Factors.” All amounts included herein with respect to the fiscal years ended December 31, 2024 and 2023 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP.

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

A Reorganization of the legal structure was completed on June 1, 2023. The Controlling Shareholder transferred his 85% equity interest in Massimo Motor and 85% equity interest in Massimo Marine to Massimo. Together with 15% non-controlling interests, after the reorganization, Massimo ultimately owns 100% equity interests of Massimo Motor and Massimo Marine.

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

Trends and Key Factors that Affect Operating Results

We believe the most significant factors that affect our business and results of operations include the following:

●

Risk of intense competition in the industry - The Powersports Vehicles and Boat Industry is highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing joint advertising programs and cooperative advertising). Certain competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. If we are not able to compete with new products, customer services, product features or models comparable or superior to those of our competitors, or attract new dealers, our business, results of operations or financial condition could be materially and adversely affected.

We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We have funded our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the year ended December 31, 2024, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation - The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2024, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonal sales of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonal sales pattern. For the years ended December 31, 2024 and 2023, our revenue generated from Massimo Marine was approximately 3.4% and 10.2% of our total revenue, respectively.

Results of Operations

For the years ended December 31, 2024 and 2023

The following table summarizes the results of consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the years ended December 31,
	2024 (restated)		2023
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)
Sales	$109,325,742	100.0%	$115,037,544	100.0%	$(5,711,802)	(5.0)%
Cost of sales	76,865,803	70.3%	79,126,454	68.8%	(2,260,651)	(2.9)%
Gross profit	32,459,939	29.7%	35,911,090	31.2%	(3,451,151)	(9.6)%
Operating expenses
Selling expenses	9,804,547	9.0%	9,761,090	8.5%	43,457	0.4%
General and administrative expenses	16,489,530	15.1%	13,227,106	11.5%	3,262,424	24.7%
Impairment of advance to suppliers	772,780	0.7%	-	-	772,780	NA
Research and development	343,493	0.3%	-	-	343,493	NA
Total operating expenses	27,410,350	25.1%	22,988,196	20.0%	4,422,154	19.2%
Income from operations	5,049,589	4.6%	12,922,894	11.2%	(7,873,305)	(60.9)%
Other income (expenses)
Other income, net	1,110,837	1.0%	140,866	0.1%	969,971	688.6%
Loss on litigation	(3,645,092)	(3.3)%	-	-	(3,645,092)	NA
Interest expense	(98,667)	(0.1)%	(518,731)	(0.5)%	420,064	(81.0)%
Total other expenses, net	(2,632,922)	(2.4)%	(377,865)	(0.3)%	(2,255,057)	596.8%
Income before income taxes	2,416,667	2.2%	12,545,029	10.9%	(10,128,362)	(80.7)%
Provision for income taxes	654,758	0.6%	2,129,804	1.9%	(1,475,046)	(69.3)%
Net income	$1,761,909	1.6%	$10,415,225	9.1%	$(8,653,316)	(83.1)%

Revenue

Revenues decreased by $5.7 million, or 5.0%, from $115.0 million in fiscal 2023 to $109.3 million in fiscal 2024. The decrease in revenue was primarily due to combined effects of rising demand in the U.S. ATV and UTV market and our modified sales strategy, offset by the decrease in revenue from sales of Pontoon Boats. In 2024, we continued expanding our distribution network through various retailers to enhance market penetration. We strategically focused our efforts on large retail stores in the U.S. (the “big box stores”) that offer their own financing plans, while moving away from retailers that have liberal return policies.

Revenue by Type

	For the years ended December 31,
	2024 (restated)		2023
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$105,575,151	96.6%	$103,312,838	89.8%	$2,262,313	2.2%
Pontoon Boats	3,750,591	3.4%	11,724,706	10.2%	(7,974,115)	(68.0)%
Total	$109,325,742	100.0%	$115,037,544	100.0%	$(5,711,802)	(5.0)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and electric bikes increased by $2.3 million, or 2.2%, from $103.3 million in fiscal 2023 to $105.6 million in fiscal 2024. The increase in revenue was primarily attributed to the expansion into more big-box stores. This surge is consistent with the increasing ranch/farm-work utilization of UTVs across the 1.89 million farms in the U.S. with an average size of 464 acres and the new customer’s rural lifestyle focus. The increase in sales is also due to a shift in our sales strategy, focusing mostly on in-store sales to this retail chain store customer, which generally involve larger volumes and no returns. In addition, sales to this new customer consist of high-turnover inventory products that are of high quality and have a strong customer reputation. This enhances the efficiency of our capital utilization.

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

Gross profit

Our gross profit decreased by $3.4 million, or 9.6%, from $35.9 million in fiscal 2023 to $32.5 million in fiscal 2024. Gross margin was 29.7% in fiscal 2024, as compared with 31.2% in fiscal 2023. Our gross margin in fiscal 2024 remained constant when compared with fiscal 2023.

Our cost and gross profit by revenue types are as follows:

	For the year ended December 31, 2024 (restated)			For the year ended December 31, 2023
Category	Cost of revenue	Gross profit	Gross margin (%)	Cost of revenue	Gross profit	Gross margin (%)	Variance in Cost of revenue	Variance in gross profit	Variance in gross margin (%)
UTVs, ATVs and e-bikes	$73,463,577	$32,111,574	30.4	$69,881,055	$33,431,783	32.4	$3,582,522	$(1,320,209)	(1.9)
Pontoon Boats	3,402,226	348,365	9.3	9,245,399	2,479,307	21.1	(5,843,173)	(2,130,942)	(11.9)
Total	$76,865,803	$32,459,939	29.7	$79,126,454	$35,911,090	31.2	$(2,260,651)	$(3,451,151)	(1.5)

Cost of revenue on UTVs, ATVs and electric bikes increased by $3.6 million, or 5.1%, from $69.9 million in fiscal 2023 to $73.5 million in fiscal 2024 and gross profit decreased by $1.3 million, or 3.9%, from $33.4 million in fiscal 2023 to $32.1 million in fiscal 2024. However, the gross margin decreased by 1.9%, from 32.4% in fiscal 2023 to 30.4% in fiscal 2024. The increase in the cost of revenue was primary due to increased product purchase cost and freight and duty resulting from the increase in sales volume. The decline in gross margin was primarily driven by higher freight costs in fiscal year 2024 compared to the last year.

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

Selling expenses

Our selling expenses mainly consist of warranty expense, advertising and promotion expense, interest expense, and shipping and handling fee. These expenses increased by $0.1 million, or 0.4%, from $$9.7 million in fiscal 2023 to $9.8 million in fiscal 2024, representing 9.0% and 8.5% of our total revenue in fiscal 2024 and fiscal 2023. The increase was mainly due to higher shipping and handling fees, which rose from approximately $4.9 million in fiscal 2023 to $6.3 million in fiscal 2024. The increase in shipping and handling fees was primarily due to higher sales of UTVs and ATVs to big box stores, as we covered the shipping costs for those customers and charge higher prices to offset these shipping costs. The increase was partly offset by a reduction in warranty expense of approximately $1.0 million, due to enhanced quality control and customer service. The introduction of a traveling technician team has allowed us to respond to customer requests more efficiently, reducing repair costs.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, and depreciation expenses. General and administrative expenses increased by $3.3 million, or 24.7%, from $13.2 million in fiscal 2023 to $16.5 million in fiscal 2024. The increase was mainly due to increased salaries and benefit, insurance expense and rent expense. Our general and administrative expenses represented 15.1% and 11.5% of our total revenue in fiscal 2024 and fiscal 2023, respectively.

Our salaries and benefits were $6.4 million and $5.0 million, representing 39.0% and 38.0% of our total general and administrative expenses in fiscal 2024 and 2023, respectively. The increase was primarily due to $0.5 million severance package following an employment termination and $1.1 million stock-based compensation expenses recognized for RSUs and stock option grants.

Our rent expenses increased by $1.2 million or 106.4%, from $1.2 million in fiscal 2023, to $2.4 million in fiscal 2024, representing 14.3% and 8.6% of our total general and administrative expenses for the years ended December 31, 2024 and 2023, respectively. Our rent expense increased because we had two new lease agreements and renewed one in fiscal 2024 while one new lease agreement in fiscal 2023. We also had monthly rent increment upon renewing the lease agreement. Our property taxes included in the rent expenses also increased by $0.4 million in fiscal 2024, compared to prior year.

Our insurance expense increased by $0.7 million or 75.6%, from $1.0 million in fiscal 2023, to $1.7 million in fiscal 2024, representing 10.2% and 7.2% of our total general and administrative expenses in fiscal 2024 and 2023, respectively. The increase was mainly due to a higher general insurance premium year-over-year in line with sales growth, as well as the purchase of directors and officers insurance following our transition to a public company.

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

Income before income taxes

Income before income taxes decreased by $10.1 million, from $12.5 million in fiscal 2023, to approximately $2.4 million in fiscal 2024. The decrease was primarily attributable to an increase of $3.3 million in general and administrative expenses, a decrease of $3.5 million decrease in gross profit and an approximately $3.6 million loss on litigation and other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $0.7 million and $2.1 million in fiscal 2024 and 2023, respectively. We terminated our S Corporation status as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Accordingly, the income tax provision in fiscal 2024 combined both federal income tax of 21% and the state margin tax at Texas as a C Corporation, and the income tax provision for the fiscal 2023 only reflected state margin tax at Texas as a S Corporation for five months and a federal income tax of 21% for the remaining seven month’s operation. Decrease in income tax expense was mainly due to decrease in assessable profit in fiscal 2024.

Net income

Net income was $1.8 million and $10.4 million in fiscal 2024 and 2023, respectively. The decrease was primarily due to decreased revenues and gross profit, offset by an increase in general and administrative expenses and a loss on litigation, as discussed above

Cash Flows

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

Operating Activities

Net cash provided by operating activities was approximately $6.7 million in fiscal 2024, compared to net cash provided by operating activities of approximately $10.9 million in fiscal 2023, representing a decrease in the net cash provided by operating activities of $4.2 million in fiscal 2024 compared with fiscal 2023. The decrease is primarily due to the following:

●	Net income decreased by $8.7 million in fiscal 2024 compared with fiscal 2023.

●	Our net income was adjusted for non-cash items, including non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment of advance to suppliers, amortization of stock-based compensation related to options and RSUs granted, amortization and depreciation, loss on litigation, deferred tax expense (recovery), inventories reserve, write-off of accounts receivable and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $6.2 million in fiscal 2024, compared to non-cash items of approximately $2.3 million during fiscal 2023.

●	Account payable decreased by approximately $0.8 million in fiscal 2024, compared to an increase of approximately $1.4 million in fiscal 2023, primarily because we paid off undue account payable in the form of Letter of Credit payments from the old bank in order to release the UCC to the new bank in fiscal 2024.

●	Contract liabilities decreased by approximately $1.4 million in fiscal 2024, compared to an increase of $1.1 million in fiscal 2023, primarily because we made refund to customers and wrote off long outstanding balance during the year.

●	Tax payable decreased by approximately $1.0 million in fiscal 2024, compared to an increase of approximately $2.1 million in fiscal 2023, primarily because we had a lower tax assessable income, we made a $0.5 million prepayment of federal income tax and settled all income tax payable for the year ended December 31, 2023.

●	Increase in payment of operating lease of $1.5 million in fiscal 2024, compared to $1.0 million in fiscal 2023, primary due to leasing additional warehouse space and rent increment upon the renewal of lease agreement.

●	The balance was partly offset by decrease in account receivable by approximately $4.9 million in fiscal 2024, compared to an increase of approximately $3.5 million in fiscal 2023, and

●	Increase in inventories by approximately $1.5 million, compared to an increase of $2.5 million in fiscal 2023.

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

Working Capital

As of December 31, 2024, we had cash and cash equivalents of approximately $10.2 million. Our current assets were approximately $43.6 million, including approximately $4.8 million accounts receivable, approximately $27.3 million inventory, approximately $0.1 million advance to suppliers and approximately $1.2 million prepayment deposit and other receivables, and our current liabilities were approximately $25.7 million, including $9.6 million accounts payable to suppliers, $6.0 million accrued payment on a legal judgment, $0.4 million contract liabilities, $1.1 million income tax payable, $5.5 million loan from a related party and $2.2 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $17.9 million.

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

This line of credit is guaranteed by Massimo, and is also personally guaranteed by Mr. David Shan, the controlling shareholder, and Miller Creek Holdings LLC, a related party controlled by Mr. David Shan. This line of credit is pledged by the Company’s accounts receivable and inventories.

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank ((1) above), and all guarantees were released and transferred to Cathay Bank.

Capital Expenditures

Our capital expenditures consist primarily of the lease of fixed assets and equipment as a result of our business growth. Our capital expenditures amounted to approximately $387,876 and $134,662 for Fiscal 2024 and 2023, respectively.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. We are also obligated to repurchase from the dealer if the dealer defaults on payments to the financing sources that have the repurchase agreements with us. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting our sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, it revises its estimated sales returns liability accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of December 31, 2024 and 2023, $261,588 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded sales returns of $1,061,694 and $3,355,112 respectively.

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

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of December 31, 2024 and 2023, we recorded allowance for credit loss of $0.4 million and $0.6 million in the consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared to the cost on the book, which includes the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of December 31, 2024 and 2023, the Company had inventory provision of $469,900 and $439,900, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories was $30,000 and $439,900 for the years ended December 31, 2024 and 2023, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this Amended 2024 Annual Report, which are incorporated herein by reference.

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

At the time the Original 2024 Annual Report was filed on March 26, 2025, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024, to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms relating to the Company. Subsequent to that evaluation, the Certifying Officers have concluded that a material weakness was present as of that date related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this Amended 2024 Annual Report on Form 10-K/A were prepared in accordance with U.S. GAAP, we have concluded that the consolidated financial statements and other financial information fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Remediated Material Weaknesses

We are committed to maintaining strong internal control over financial reporting. In relation to the material weaknesses, management, with oversight from the Company’s Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weaknesses described above by:

● designing and implementing control activities to ensure there is an appropriate periodic assessment of its internal control environment and period end disclosure and reporting processes. For example, new approval procedure is in place for any changes in product offerings or terms and conditions of the arrangements with customers;

● designing and implementing additional monitoring controls for its existing and new revenue streams; and

● designing and implementing effective communication between the sales department and the accounting department.

These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal controls and will continue to review, optimize and enhance financial reporting controls and procedures.

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

At the time the Original 2024 Annual Report was filed on March 26, 2025, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024, to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms relating to the Company. Subsequent to that evaluation, the Certifying Officers have concluded that a material weakness was present as of that date related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Paolo Pietrogrande, Mark Sheffield and Ting Zhu, with Mr. Pietrogrande serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee, which is set forth in its charter, include:

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

Administration

The Incentive Plan is administered by our Compensation Committee or such other similar committee pursuant to the terms of the Incentive Plan. The plan administrator, which initially is our Compensation Committee, has full power to select from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Incentive Plan. The plan administrator may delegate to one or more of our officers the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Eligibility

Persons eligible to participate in the Incentive Plan are employees, non-employee directors, and consultants of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion.

Types of Awards

The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards, or collectively, awards.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Amended 2024 Annual Report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Amended 2024 Annual Report.

(3)	Exhibits

We hereby file as part of this Amended 2024 Annual Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements for the year ended December 31, 2024, have been restated to correct a misstatement related to revenue.

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

Denver, Colorado

March 26, 2025, except for the effects of the restatements disclosed in Note 2, Note 3, Note 14, Note 16 and Note 19 as to which the date is May 20, 2025

999 18th Street, Suite 3000, Denver, CO, 80202 USA Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(RESTATED)

	As of December 31,
	2024	2023
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,210,084	$765,814
Accounts receivable, net	4,826,637	9,566,445
Inventories, net	27,258,640	25,800,912
Advance to suppliers	99,076	1,589,328
Due from a related party	8,576	-
Prepaid and other current assets	1,220,432	637,509
Total current assets	43,623,445	38,360,008

NON-CURRENT ASSETS
Property and equipment at cost, net	532,259	399,981
Right of use operating lease assets, net	9,485,899	1,478,221
Right of use financing lease assets, net	71,801	113,549
Deferred offering costs	-	1,457,119
Other non-current assets	49,500	-
Deferred tax assets	1,126,614	134,601
Total non-current assets	11,266,073	3,583,471
TOTAL ASSETS	$54,889,518	$41,943,479

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$-	$303,583
Accounts payable	9,572,444	10,334,208
Other payable, accrued expenses and other current liabilities	6,169,193	2,441,966
Accrued return liabilities	261,588	283,276
Accrued warranty liabilities	503,553	619,113
Contract liabilities	449,999	1,835,411
Current portion of obligations under operating leases	2,119,894	847,368
Current portion of obligations under financing leases	43,421	41,647
Income tax payable	1,072,263	2,121,083
Loan from a related party	5,546,548	-
Total current liabilities	25,738,903	18,827,655

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	7,412,693	630,853
Obligations under financing leases, non-current	33,602	77,024
Loan from a related party	-	7,920,141
Total non-current liabilities	7,446,295	8,628,018
TOTAL LIABILITIES	$33,185,198	$27,455,673

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,539,950 and 40,000,000 issued and outstanding as of December 31, 2024 and 2023, respectively	41,539	40,000
Subscription receivable	-	(832,159)
Additional paid-in-capital	6,614,907	1,994,000
Retained earnings	15,047,874	13,285,965
Total equity	21,704,320	14,487,806

TOTAL LIABILITIES AND EQUITY	$54,889,518	$41,943,479

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

 (RESTATED)

	For the Years Ended
	December 31,
	2024	2023
	(Restated)
Revenues	$109,325,742	$115,037,544
Cost of revenues	76,865,803	79,126,454
Gross profit	32,459,939	35,911,090

Operating expenses:
Selling expense	9,804,547	9,761,090
General and administrative	16,489,530	13,227,106
Impairment of advance to suppliers	772,780	-
Research and development	343,493	-
Total operating expenses	27,410,350	22,988,196

Income from operations	5,049,589	12,922,894

Other income (expense):
Other income, net	1,110,837	140,866
Loss on litigation	(3,645,092)	-
Interest expense	(98,667)	(518,731)
Total other (expense) income, net	(2,632,922)	(377,865)

Income before income taxes	2,416,667	12,545,029

Provision for income taxes	654,758	2,129,804

Net income and comprehensive income	$1,761,909	$10,415,225

Earnings per Share – basic	$0.04	$0.26
Weighted average shares outstanding – basic	41,010,654	40,000,000
Earnings per Share – diluted	$0.04	$0.26
Weighted average shares outstanding – diluted	41,161,849	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(RESTATED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2022	40,000,000	$40,000	$(2,034,000)	$1,994,000	$5,070,740	$5,070,740
Subscription received	–	–	1,201,841	–	–	1,201,841
Capital dividend declared	–	–	–	–	(2,200,000)	(2,200,000)
Net income	–	–	–	–	10,415,225	10,415,225
Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806

Subscription received	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,337,941	–	3,339,241
Common stock issued for services	22,485	22	–	79,978	–	80,000
Common stock issued upon vesting of RSUs	226,334	226	–	(226)	–	–
Amortization of share-based compensation related to options granted	–	–	–	224,190	–	224,190
Amortization of share-based compensation related to RSU granted	–	–	–	922,399	–	922,399
Common stock cancelled for services	(8,869)	(9)	–	(31,547)	–	(31,556)
Net income	–	–	–	–	1,761,909	1,761,909
Balance at December 31, 2024 (restated)	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(RESTATED)

	Year Ended December 31,
	2024	2023
	(restated)
Cash flows from operating activities:
Net income	$1,761,909	$10,415,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,598	151,512
Non-cash operating lease expense	1,580,173	974,973
Amortization of finance lease right-of-use assets	41,748	42,113
Write-off of accounts receivable	-	598,434
(Reversal of) provision of allowance for expected credit loss	(173,168)	203,301
Gain on disposal of property and equipment	(36,001)	(15,777)
Addition of inventories reserve, net	30,000	439,900
Impairment of advance to suppliers	772,780
Loss on litigation	3,645,092	–
Amortization of share-based compensation related to options granted	224,190	–
Amortization of share-based compensation related to RSU granted	922,399	–
Common stock issued for services	48,444
Deferred income tax recovery	(992,013)	(134,601)
Changes in operating assets and liabilities:
Accounts receivable	4,912,976	(3,536,449)
Inventories	(1,487,728)	(2,477,862)
Advance to suppliers	717,472	1,388,084
Prepaid and other current assets	(632,423)	(566,370)
Due from a related party	(8,576)	–
Accounts payables	(761,764)	1,356,453
Other payable, accrued expense and other current liabilities	82,135	(303,959)
Tax payable	(1,048,820)	2,121,083
Accrued warranty liabilities	(115,560)	358,582
Accrued return liabilities	(21,688)	(273,262)
Contract liabilities	(1,385,412)	1,139,137
Lease liabilities – operating lease	(1,533,485)	(974,973)
Net cash provided by operating activities	6,672,278	10,905,544

Cash flows from investing activities:
Proceed from sales of property and equipment	162,001	13,500
Acquisition of property and equipment	(387,876)	(134,662)
Net cash used in investing activities	(225,875)	(121,162)

Cash flows from financing activities:
Proceeds from bank loan	-	3,150,000
Repayment of bank loan	-	(8,750,000)
(Repayment of) proceeds from other loans	(303,583)	303,583
Repayment of finance lease liabilities	(41,648)	(40,003)
Repayment to related party	-	(142,427)
Deferred offering costs	(246,890)	(825,330)
Repayment of loan from a related party	(2,373,593)	(5,264,203)
Proceeds from initial public offering, net of share issuance costs	5,043,250	-
Proceeds from subscription deposits	920,331	601,841
Net cash provided by (used in) financing activities	2,997,867	(10,966,539)

Net increase (decrease) in cash and cash equivalents	9,444,270	(182,157)
Cash and cash equivalents, beginning of the year	765,814	947,971
Cash and cash equivalents, end of the year	$10,210,084	$765,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$98,667	$518,731
Cash paid for income taxes	$2,695,591	$143,322

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$9,587,851	$1,113,140
Right of use assets obtained in exchange for finance lease	$-	$60,805
Common shares cancellation	$31,556	$-

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) and AISE agreed to invest $1 million in Massimo Motor Sports and $1 million in Massimo Marine to exchange for 15% of equity interest respectively. After the Reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE have been exchanged to 15% of equity interest in Massimo Group.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Massimo Group and its wholly owned subsidiaries, have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

Restatement Of Previously Issued Financial Statements

During the preparation of the Company’s consolidated interim financial statements for the quarter ended March 31, 2025, management of the Company determined that the previously issued financial statements contained in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024 should be amended to correct errors in those financial statements.

The Company identified an error with respect to revenue recognition related to price concession. In accordance with ASC 606, Revenue from Contracts with Customers, variable consideration such as price concession shall be estimated when the promised goods are transferred to a customer. Certain price concessions provided to a customer in connection with sales occurring near the end of the year ended December 31, 2024 were not properly estimated at the time of revenue recognition. As a result, the revenue for the year ended December 31, 2024 was overstated by approximately $1.9 million. After evaluating the quantitative and qualitative impact of this error, the Company concluded that the previously issued consolidated financial statements as of and for the year ended December 31, 2024, should be restated to correct the error.

A reconciliation from the amounts previously reported to the restated amounts in the Restated Financial Statements is provided for the impacted financial statement line items are summarized as follows:

Selected Consolidated Balance Sheets Information as of December 31, 2024:

	As Previously Stated	Restatement Adjustments	As Restated

Accounts receivable, net	$6,589,038	$(1,762,401)	$4,826,637
Total current assets	$45,385,846	$(1,762,401)	$43,623,445
Deferred tax assets	$1,166,451	$(39,837)	$1,126,614
Total non-current assets	$11,305,910	$(39,837)	$11,266,073
TOTAL ASSETS	$56,691,756	$(1,802,238)	$54,889,518
Income tax payable	$1,482,203	$(409,940)	$1,072,263
Total current liabilities	$26,148,843	$(409,940)	$25,738,903
TOTAL LIABILITIES	$33,595,138	$(409,940)	$33,185,198
Retained earnings	$16,440,172	$(1,392,298)	$15,047,874
Total equity	$23,096,618	$(1,392,298)	$21,704,320
TOTAL LIABILITIES AND EQUITY	$56,691,756	$(1,802,238)	$54,889,518

Description of restatement adjustments in the Consolidated Balance Sheets:

●	The $1,762,401 decrease in accounts receivable, net resulted from the adjustment for the price concession of $1,883,399 and the related expected credit loss of $120,998
●	The $39,837 decrease in deferred tax assets and $409,940 in income tax payable resulted from the tax effect related to the adjustment for the price concession and expected credit loss.

Selected Consolidated Statements of Operations and Comprehensive Income information for the year ended December 31, 2024:

	Year Ended December 31, 2024
	As Previously Stated	Restatement Adjustments	As Restated

Revenues	$111,209,142	$(1,883,400)	$109,325,742
Gross profit	$34,343,339	$(1,883,400)	$32,459,939
General and administrative	$16,610,528	$(120,998)	$16,489,530
Total operating expenses	$27,531,348	$(120,998)	$27,410,350
Income from operations	$6,811,991	$(1,762,402)	$5,049,589
Income before income taxes	$4,179,069	$(1,762,402)	$2,416,667
Provision for income taxes	$1,024,862	$(370,104)	$654,758
Net income and comprehensive income	$3,154,207	$(1,392,298)	$1,761,909
Weighted average shares outstanding – basic	$0.08	$(0.04)	$0.04
Weighted average shares outstanding – diluted	$0.08	$(0.04)	$0.04

Description of restatement adjustments in the Consolidated Statements of Operations and Comprehensive Income:

●	The decrease of $1,883,400 in revenues and gross profit is related to the price concession adjustment as described above.
●	The decrease of $120,998 in general and administrative expenses and total operating expenses resulted from the expected credit loss related to the price concession adjustment above.
●	The decrease of $370,104 in provision for income taxes resulted from the tax effect related to the adjustment for the price concession and expected credit loss.

Selected Consolidated Statements of Changes in Shareholders’ Equity year end December 31, 2024:

	Year ended December 31, 2024
	As Previously Stated	Restatement Adjustments	As Restated
Net income	$3,154,207	$(1,392,298)	$1,761,909

Selected Consolidated Statements of Cash Flows for year ended December 31, 2024:

	Year ended December 31, 2024
	As Previously Stated	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,154,207	$(1,392,298)	$1,761,909
Reversal of allowance for expected credit loss	$(52,169)	$(120,999)	$(173,168)
Deferred income tax recovery	$(1,031,850)	$39,837	$(992,013)
Accounts receivable	$3,029,576	$1,883,400	$4,912,976
Tax payable	$(638,880)	$(409,940)	$(1,048,820)

Description of restatement adjustments in the Consolidated Statements of Cash Flows:

●	The decrease of $1,392,298 in net income is related to the price concession adjustment and expected credit loss and the tax effect as described above.
●	The decrease of $120,998 in reversal of allowance for expected credit loss resulted from decrease of accounts receivable and the price concession adjustment above.
●	The increase of $1,883,400 in change of accounts receivable resulted from the price concession.
●	The decrease of $409,940 in change of tax payable resulted from the tax effect related to the adjustment for the price concession and expected credit loss.

The Company also restated the segment disclosure in Note 19 to reflect the restatement adjustments and to comply with ASC 280, as amended by ASU 2023-07.

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

Uses of estimates and assumptions

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant accounting estimates required to be made by management include allowance for inventories, allowance for credit losses, sales return liabilities, warranty costs and the assessment and the disclosure of contingent liabilities. The Company evaluates its estimates and assumptions on an ongoing basis and its estimates on historical experience, current and expected future conditions and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ significantly from these estimates and assumptions.

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

Advance to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the years ended December 31, 2024 and 2023, the Company recorded the impairment loss of $772,780 and $nil respectively on its advance to suppliers in connection with an expected settlement between the Company and one of the suppliers during the year.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and sales channels. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. At each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of December 31, 2024 and 2023, $261,588 and $283,276 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded sales returns of $1,061,694 and $3,355,112 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2024 and 2023, $503,553 and $619,113 of product warranty were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2024 and 2023, the Company recorded warranty expenses of $1,274,037 and $1,924,203, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of December 31, 2024 and 2023, the Company recorded contract liabilities of $449,999 and $1,835,411, respectively, which will be recognized as revenue upon delivery of the products sold. For the years ended December 31, 2024 and 2023, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $1,158,440 and $696,274, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023 is disclosed as follows:

	Years Ended
	December 31,
	2024 (restated)	2023

UTVs, ATVs and e-bikes	$105,575,151	$103,312,838
Pontoon Boats	3,750,591	11,724,706
Total	$109,325,742	$115,037,544

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

The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $11,385,278 and $8,773,647 for the years ended December 31, 2024 and 2023, respectively.

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

Segment reporting (restated)

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole. However, the Company has identified that the Company engages in two distinct business activities, generates revenues from different products, and individually holds assets exceeding 10% of the Group’s consolidated total. Hence, the Company concludes that it has two reporting segments.

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

b. Foreign Exchange Risk

Most of our raw materials are imported from China. The value of the Chinese Yuan against the U.S. dollar is affected by the changes in China and United States economic conditions. We do not believe that we currently have any significant direct foreign exchange risk as most of our sales agreements are specified in U.S. dollars and have not used any derivative financial instruments to hedge exposure to such risk.

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

d. Liquidity Risk

Liquidity risk arises through the excess of financial obligations over available financial assets due at any point in time. Our objective in mitigating liquidity risk is to maintain sufficient readily available reserves in order to meet our liquidity requirements at any point in time. We achieve this by maintaining adequate cash reserves and available banking facilities.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the years ended December 31, 2024 and 2023, one and one customer accounted for 65% and 41% of the Company’s total revenues, respectively.

As of December 31, 2024 and 2023, one and one customer accounted for 57% and 86% of the Company’s total accounts receivable.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	December 31, 2024 (restated)	December 31, 2023
Accounts receivable	$5,210,829	$10,123,805
Less: allowance for credit loss	(384,192)	(557,360)
Accounts receivable, net	$4,826,637	$9,566,445

The Company recorded a reversal of allowance for credit loss of $173,168 and an addition of allowance for credit loss of $203,301 for the years ended December 31, 2024 and 2023, respectively. The Company wrote off uncollectible accounts receivable of $nil and $598,434 from one customer for the years ended December 31, 2024 and 2023, respectively.

The movement of allowance for credit loss are as follow:

	December 31, 2024 (restated)	December 31, 2023
Beginning balance	$557,360	$354,059
(Reversal of) addition of provision	(173,168)	203,301
Ending balance	$384,192	$557,360

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

Partial inventories of $21,606,371 and $19,961,227 as of December 31, 2024 and 2023, respectively, were pledged for the Company’s line of credit facility at Cathay Bank and Midfirst Bank respectively (See Note 12).

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consists of the following:

	December 31, 2024	December 31, 2023
Advance to suppliers	$871,856	$1,589,328
Less: impairment of advance to suppliers	(772,780)	-
Advance to suppliers, net	$99,076	$1,589,328

An impairment of advance to suppliers of $772,780 and $nil was recorded during the years ended December 31, 2024 and 2023.

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would make payment of approximately $312,500 to resolve the claim. Therefore, we wrote off $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and related payment was received in October 2024. During the year ended December 31, 2023, we had no impairment of advance to suppliers.

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

NOTE 8 — LEASES

On August 1, 2018, the Company signed a lease agreement with Miller Creek Holding LLC, a related party owned by the controlling shareholder, to lease the warehouse and office space of total 220,000 square feet for Massimo Motor with monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000. On August 1, 2024, the lease was further renewed for another five years and will expire on July 31, 2029 with monthly rent of $145,750. On April 29, 2023, the Company signed another lease agreement with Miller Creek Holding LLC, to rent the warehouse and office space of total 66,000 square feet for Massimo Marine with monthly rent of $35,000 used for its operation. The lease will expire on April 30, 2026. On May 1, 2024, the Company signed another two lease agreements with Miller Creek Holding LLC, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for Massimo Motor and Massimo Marine’s operations, respectively. The leases will expire on August 31, 2029. The Company also had multiple lease agreements for machinery, office equipment and vehicles with other companies. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table shows changes in the Company’s accrued return liabilities:

	December 31, 2024	December 31, 2023
Beginning balance	$283,276	$556,538
Actual recognized products return	(1,061,694)	(3,355,112)
Accruals for product return liabilities	1,040,006	3,081,850
Ending balance	$261,588	$283,276

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCRUED WARRANTY LIABILITIES

The following table shows changes in the Company’s accrued warranty liabilities and related costs:

	December 31, 2024	December 31, 2023
Beginning balance	$619,113	$260,531
Cost of warranty claims	(1,274,037)	(1,924,203)
Accruals for product warranty	1,158,477	2,282,785
Ending balance	$503,553	$619,113

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows the breakdown of the Company’s other payable, accrued expense and other current liabilities:

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

On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank (see (1) above), and all guarantees were released and transferred to Cathay Bank.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

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

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. The Company made repayment totaling $2,373,593 towards this loan during the year ended December 31, 2024. The Company intends to continue the repayments of the loan from Mr. Shan in the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024.

(b) Loan guarantee provided by related parties

In connection with the Company’s bank borrowings, Mr. David Shan, the controlling shareholder and Massimo Group, the holding company of Massimo Motor provided an unlimited guarantee to the Company’s loan (See Note 12).

(c) Due from a related party

	December 31, 2024	December 31, 2023

Vessel Technology Inc.	$8,576	$-

Due from a related party were $8,576 and $nil as of December 31, 2024 and 2023. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine both terminated their status as a Subchapter S Corporation as of June 1, 2023, in connection with the Reorganization and became a taxable C Corporation. Prior to that date, as an S Corporation, the Company had no U.S. federal income tax expense. As such, any period prior to June 1, 2023 will only reflect a margin tax for the state of Texas and corresponding tax expense. As a C Corporation, the Company is subject to a combined effective tax rate for federal income taxes of 21% and state margin tax.

As of December 31, 2024 and 2023, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended December 31, 2024 and 2023, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the years ended December 31, 2024 and 2023 are 27.1% and 17.0% respectively.

The provision for income tax consists of the following:

	Years Ended
	December 31,
	2024 (restated)	2023

Income tax provision – current	$1,646,771	$2,264,405
Income tax recovery - deferred	(992,013)	(43,137)
Deferred tax adjustment – change of tax rates	-	(91,464)
Income tax provision	$654,758	$2,129,804

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Years Ended
	December 31,
	2024 (restated)	2023

Net income before income taxes	$2,416,667	$12,545,029
Income tax at the federal statutory rate	21%	21%
Statutory U.S. federal income tax provision	507,500	2,634,456
S Corporation benefits	-	(553,133)
State margin tax	32,561	139,945
Non-deductible expense	40,048	-
Prior year true-up	74,649	-
Deferred tax adjustment – change of tax rates	-	(91,464)
Total	$654,758	$2,129,804

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2024 (restated)	December 31, 2023
Deferred tax assets:
Allowance for credit loss	$80,680	$117,046
Property and equipment	16,480	16,480
Lease liability – operating	2,001,843	310,426
Lease liability – financing	16,175	24,920
Other temporary difference	1,018,553	-
Total deferred tax assets	3,133,731	468,872
Deferred tax liabilities:
Right of use assets – operating	(1,992,039)	(310,426)
Right of use assets – financing	(15,078)	(23,845)
Total deferred tax liabilities	(2,007,117)	(334,271)
Deferred tax assets, net	$1,126,614	$134,601

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such common shares issuance occurred on the first day of the first period presented. During the year ended December 31, 2024, the Company issued 1,548,819 shares and cancelled 8,869 shares of its common stock with par value of $0.001.

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

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months from June 18, 2024. As partial consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. On November 29, 2024, the agreement was terminated under mutual agreement, and the Company cancelled 8,869 shares out of the 22,485 shares of common stock issued to TJCM previously. The Company recorded expenses of $48,445 and $nil in connection with service for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, 87,100 warrants in connection with IPO funding were outstanding, with an exercise price of $5.63 and remaining life of 4.26 years.

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

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended
	December 31,
	2024 (restated)	2023

Net income attributable to the Company	$1,761,909	$10,415,225
Weighted average number of common shares outstanding – basic	41,010,654	40,000,000

Dilutive securities – unvested RSU	151,195	-
Weighted average number of common shares outstanding – diluted	41,161,849	40,000,000
Earnings per share – basic	$0.04	$0.26
Earnings per share – diluted	$0.04	$0.26

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

NOTE 19 — SEGMENT REPORTING (RESTATED)

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess the performance of the Company.

The Company is primarily engaged in the business of manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. The Company has identified that the Company engages in two distinct business activities, generates revenues from different products, and individually holds assets exceeding 10% of the Group’s consolidated total. Hence, the Company concludes that it has two reporting segments.

The summary of key information by segments for the years ended December 31, 2024 and 2023 was as follows:

For year ended December 31, 2024

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$105,575,151	$3,750,591	$109,325,742
Cost of revenue	$73,463,577	$3,402,226	$76,865,803
Gross profit	$32,111,574	$348,365	$32,459,939
Depreciation & amortization	$145,693	$25,653	$171,346
Income tax expense	$654,758	$-	$654,758
Long-lived assets	$9,950,148	$1,315,925	$11,266,073
Segment assets	$47,769,759	$7,119,759	$54,889,518
Segment profit (loss)	$3,892,813	$(2,130,904)	$1,761,909

For year ended December 31, 2023

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$103,312,838	$11,724,706	$115,037,544
Cost of revenue	$69,881,055	$9,245,399	$79,126,454
Gross profit	$33,431,783	$2,479,307	$35,911,090
Depreciation & amortization	$170,958	$22,667	$193,625
Income tax expense	$2,129,804	$-	$2,129,804
Long-lived assets	$2,615,404	$968,067	$3,583,471
Segment assets	$34,762,856	$7,180,623	$41,943,479
Segment profit (loss)	$10,230,476	$184,749	$10,415,225

NOTE 20 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

MASSIMO GROUP

INDEX TO FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

4.1	Form of Underwriter Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

4.2	Description of Registered Securities(**)

10.1	Contribution Agreement dated June 1, 2023, by and among Massimo Group, David Shan and Asia International Securities Exchange Co., Ltd. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.2	Employment Agreement dated June 1, 2023, between the Company and David Shan(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.3	Employment Agreement dated June 1, 2023, between the Company and Dr. Yunhao Chen(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.4	Business Loan Agreement dated April 18, 2022, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.5	Addendum No. 1 to Business Loan Agreement dated June 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.6	Addendum No. 2 to Business Loan Agreement, dated October 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.7	Business Loan Agreement, dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.8	Promissory Note dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.9	2024 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.10	Strategic partnership agreement, dated June 10, 2024, by and between Armlogi Holding Corp and the Company

19.1	Insider Trading Policy (**)

21.1	List of Subsidiaries(**)

75

23.1	Consent of ZH CPA, LLC Certified Public Accountants and Advisors, A Professional Corporation

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy, adopted March 25, 2024(**)

101.xsd	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Incorporated by reference to the exhibit filed with the annual report on Form 10-K filed with SEC on April 15, 2024.

**	Incorporated by reference to the exhibit filed with the annual report on Form 10-K filed with SEC on March 26, 2025.

76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2025	MASSIMO GROUP

	By:	/s/ David Shan
	Name:	David Shan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shan	Chief Executive Officer and Chairman	May 20, 2025
David Shan	(Principal Executive Officer)

/s/ Yunhao Chen	Chief Financial Officer and Director	May 20, 2025
Yunhao Chen	(Principal Financial and Accounting Officer)

/s/ Paolo Pietrogrande	Director	May 20, 2025
Paolo Pietrogrande

/s/ Mark Sheffield	Director	May 20, 2025
Mark Sheffield

/s/ Ting Zhu	Director	May 20, 2025
Ting Zhu

77