Form 10-Q
period 2025-03-31
Massimo Group
filed 2025-05-20
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 16, 2025, there were 41,546,700 shares of the Company’s common stock issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products.
●	We rely on third parties to manufacture many of the products we sell.
●	The majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Our management team has limited experience operating a company with publicly traded shares.
●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
●	Rising U.S.-China trade tensions and tariffs may increase our costs and disrupt our supply chain.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially and adversely affect our business, operation results, or financial condition.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The inability of our dealers and distributors to secure adequate access to capital could materially and adversely affect our business.
●	We depend upon the successful management of inventory levels, both ours and that of our dealers
●	There is no assurance there will not be disruptions to trade between China and the United States.
●	We may not be able to successfully maintain our business strategy that relies upon offshore manufacturers.
●	Supply chain problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business.
●	We may require additional capital which may not be available.
●	Our business depends on the continued contributions made by Mr. Shan, our founder, Chairman and Chief Executive Officer.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business.

ii

●	The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our business.
●	Retail sales of our new products may be materially and adversely affected by declining prices for used versions of our products or by competitors supplying new products in excess of market demand.
●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	If product liability lawsuits are filed against us, we may be exposed to significant financial liabilities.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to litigations arising from defective products that resulted in property damage, physical injury, and death.
●	Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack of or the breach of such agreements could adversely affect our business and results of operations.
●	Our business could be materially harmed by epidemics, pandemics, or other public health emergencies, boycotts, and geo-political events.
●	Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.
●	Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans.
●	U.S. government policies that provide incentives to farmers may be discontinued.
●	There is no existing market for our securities, and we do not know if one will develop.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	Our founder and principal shareholder have substantial influence over our Company.
●	We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
●	Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.
●	Other risks and uncertainties described in this Report, including those described in the “Risk Factors” section.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	As of
	March 31,2025 (unaudited)	December 31,2024 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$843,624	$10,210,084
Short-term investment	3,000,000	-
Accounts receivable, net	5,592,946	4,826,637
Inventories, net	24,386,248	27,258,640
Advance to suppliers	193,403	99,076
Due from a related party	12,689	8,576
Prepaid and other current assets	1,067,219	1,220,432
Total current assets	35,096,129	43,623,445

NON-CURRENT ASSETS
Property and equipment at cost, net	498,757	532,259
Right of use operating lease assets, net	8,973,622	9,485,899
Right of use financing lease assets, net	61,652	71,801
Other non-current assets	49,500	49,500
Deferred tax assets	1,670,689	1,126,614
Total non-current assets	11,254,220	11,266,073
TOTAL ASSETS	$46,350,349	$54,889,518

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,729,448	$9,572,444
Other payable, accrued expenses and other current liabilities	6,983,264	6,169,193
Return liabilities	99,605	261,588
Warranty liabilities	386,798	503,553
Contract liabilities	558,183	449,999
Current portion of obligations under operating leases	2,156,252	2,119,894
Current portion of obligations under financing leases	43,877	43,421
Income tax payable	1,076,543	1,072,263
Loan from a related party	2,530,248	5,546,548
Total current liabilities	19,564,218	25,738,903

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	6,861,638	7,412,693
Obligations under financing leases, non-current	22,460	33,602
Total non-current liabilities	6,884,098	7,446,295
TOTAL LIABILITIES	$26,448,316	$33,185,198

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,546,700 and 41,539,950 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41,546	41,539
Additional paid-in-capital	6,901,320	6,614,907
Retained earnings	12,959,167	15,047,874
Total equity	19,902,033	21,704,320

TOTAL LIABILITIES AND EQUITY	$46,350,349	$54,889,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	For the periods Ended
	March 31,
	2025	2024

Revenues	$14,901,722	$30,151,677
Cost of revenues	10,677,072	19,700,290
Gross profit	4,224,650	10,451,387

Operating expenses:
Selling expense	1,869,964	2,210,484
General and administrative	4,219,600	4,106,905
Research and development	841,196	162,250
Total operating expenses	6,930,760	6,479,639

(Loss) income from operations	(2,706,110)	3,971,748

Other income (expense):
Other income, net	78,698	247,569
Interest expense	(1,090)	(137,694)
Total other income, net	77,608	109,875

(Loss) income before income taxes	(2,628,502)	4,081,623

(Recovery of) provision for income taxes	(539,795)	900,341

Net (loss) income and comprehensive (loss) income	$(2,088,707)	$3,181,282

(Loss) earnings per Share – basic	$(0.05)	$0.08
Weighted average shares outstanding – basic	41,542,800	40,000,000
(Loss) earnings per Share – diluted	$(0.05)	$0.08
Weighted average shares outstanding – diluted	41,542,800	40,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806
Subscription received	–	–	475,000	–	–	475,000
Net income	–	–	–	–	3,181,282	3,181,282
Balance at March 31, 2024	40,000,000	$40,000	$(357,159)	$1,994,000	$16,467,247	$18,144,088

Balance at December 31, 2024 (restated)	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320
Common stock issued upon vesting of RSUs	6,750	7	–	(7)	–	–
Amortization of share-based compensation related to options granted	–	–	–	90,480	–	90,480
Amortization of share-based compensation related to RSU granted	–	–	–	195,940	–	195,940
Net loss	–	–	–	–	(2,088,707)	(2,088,707)
Balance at March 31, 2025	41,546,700	$41,546	$-	$6,901,320	$12,959,167	$19,902,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Periods Ended March 31,
	2025	2024

Cash flows from operating activities:
Net (loss) income	$(2,088,707)	$3,181,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,502	36,511
Non-cash operating lease expense	512,277	280,790
Amortization of finance lease right-of-use assets	10,149	10,380
Provision of allowance for expected credit loss	50,009	234,298
Gain on disposal of property and equipment	-	(44,655)
Amortization of share-based compensation related to options granted	90,480	-
Amortization of share-based compensation related to RSU granted	195,940	-
Deferred income tax recovery	(544,075)	(212,347)
Changes in operating assets and liabilities:
Accounts receivable	(816,318)	(4,871,623)
Inventories	2,872,393	(1,381,723)
Advance to suppliers	(94,328)	183,228
Prepaid and other current assets	153,213	(41,810)
Due from a related party	(4,113)	-
Repayment of a loan from a related party	-	(10,616)
Accounts payables	(3,842,996)	2,094,305
Other payable, accrued expense and other current liabilities	814,071	(7,634)
Tax payable	4,280	1,100,118
Warranty liabilities	(116,755)	21,412
Return liabilities	(161,983)	(145,047)
Contract liabilities	108,184	(783,069)
Lease liabilities – operating lease	(514,697)	(280,790)
Net cash used in operating activities	(3,339,474)	(636,990)

Cash flows from investing activities:
Proceed from sales of property and equipment	-	128,001
Acquisition of property and equipment	-	(104,427)
Purchase of short-term investment	(3,000,000)	-
Net cash (used in) provided by investing activities	(3,000,000)	23,574

Cash flows from financing activities:
Repayment of other loans	-	(303,583)
Repayment of finance lease liabilities	(10,686)	(10,250)
Deferred offering costs	-	(106,428)
Repayment of a loan from a related party	(3,016,300)	-
Proceeds from subscription deposits	-	475,000
Net cash (used in) provided by financing activities	(3,026,986)	54,739

Net decrease in cash and cash equivalents	(9,366,460)	(558,677)
Cash and cash equivalents, beginning of the period	10,210,084	765,814
Cash and cash equivalents, end of the period	$843,624	$207,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$895	$137,694
Cash paid for income taxes	$-	$12,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “controlling shareholder”) of the Company who owns 77.3% equity interest of Massimo Group as of March 31, 2025.

Reorganization

On June 1, 2023, the two shareholders transferred their 100% equity interest in Massimo Motor Sports, LLC (“Massimo Motor Sports”) and 100% equity interest in Massimo Marine, LLC (“Massimo Marine”) to Massimo Group (the “Reorganization”). After this Reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor Sports and Massimo Marine.

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same controlling shareholders, and therefore the Reorganization is considered as a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements in accordance with ASC 805-50-45-5.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, the balances with banks and the liquid investments with maturities of three months or less. The Company maintains all its bank accounts in the United States, maximum amounts of $495,779 and $597,877 are insured by Federal Deposit Insurance Corporation (“FDIC”) as of March 31, 2025 and December 31, 2024, respectively.

Accounts receivable, net

Accounts receivable represents trade receivable and are recognized initially at fair value and subsequently adjusted for any allowance for expected credit loss. The Company grants credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of March 31, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the condensed consolidated balance sheet. Impairment provision of inventories were nil and nil for the three months ended March 31, 2025 and 2024, respectively, included in cost of revenues in the condensed consolidated statement of operations and comprehensive income (loss).

Advance to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the three months ended March 31, 2025 and 2024, the Company recorded the impairment loss of nil and nil, respectively.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gains or losses on disposals are determined by comparing proceeds with carrying amount and are recognized within “other income (expense)” in the condensed consolidated statements of operations and comprehensive income.

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

Lease cost for operating leases includes the amortization of the ROU asset and interest expense related to the operating lease liability. For leases with lease term less than one year (short-term leases), the Company records operating lease expense in its condensed consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

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

Impairment of long-lived assets

Long-lived assets, primarily consisting of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three months ended March 31, 2025 and 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, other receivable included in other current assets, loan from a related party, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of March 31, 2025 and December 31, 2024.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and sales channels. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. At each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of March 31, 2025 and December 31, 2024, $99,605 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded sales returns of $1,213,347 and $425,705 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in the cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of March 31, 2025 and December 31, 2024, $386,798 and $503,553 of product warranty were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded warranty expenses of $119,732 and $386,959, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of March 31, 2025 and December 31, 2024, the Company recorded contract liabilities of $558,183 and $449,999, respectively, which will be recognized as revenue upon delivery of the products sold. For the three months ended March 31, 2025 and 2024, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $121,172 and $929,686, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues by product categories for the three months ended March 31, 2025 and 2024 is disclosed as below:

	Three months ended
	March 31,
	2025	2024

UTVs, ATVs and e-bikes	$15,424,435	$28,693,141
Pontoon Boats	514,194	1,458,536
Pontoon Boats – repurchase credit	(1,036,907)	-
Total	$14,901,722	$30,151,677

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

The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $1,893,537 and $2,687,647 for the three months ended March 31, 2025 and 2024, respectively.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in selling expenses. The shipping and handling costs incurred upon goods delivery to customers are $1,250,786 and $1,107,047 for the three months ended March 31, 2025 and 2024, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $257,071 and $228,476 for the three months ended March 31, 2025 and 2024, respectively.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., Restricted Stock Units (“RSU”), options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2025 and 2024, a total of nil and nil unvested RSU were included in the computation of weighted average number of common shares for the calculation of diluted EPS.

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

Segment reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the condensed consolidated financial results when making decisions about allocating resources and assessing the performance of the Company based on the product type. As a result, the Company has identified two reportable segments, which reflect the way the business is managed and operated. The Company operates and manages its business as two segments. As the Company’s long-lived assets are all located in the United States and substantially all the Company’s revenues are derived from within the United States, no geographical segments are presented.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2025, the balance of one bank in Massimo Motor Sports exceeded the insured limits by $3,341,509. As of December 31, 2024, balances of two banks in Massimo Motor Sports exceeded the insured limits by $147,954 and $9,457,067, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the three months ended March 31, 2025 and 2024, one and one customer accounted for 64% and 69% of the Company’s total revenues, respectively.

As of March 31, 2025, two customers individually accounted for 52% and 20% of the Company’s total accounts receivable. As of December 31, 2024, one customer accounted for 57% of the Company’s total accounts receivable.

f. Significant suppliers

For the three months ended March 31, 2025, three suppliers individually accounted for 47%, 12% and 10% of the Company’s total purchases, respectively. For the three months ended March 31, 2024, three suppliers individually accounted for 48%, 19% and 14% of the Company’s total purchases respectively.

As of March 31, 2025, three suppliers individually accounted for 27%, 12% and 11% of the Company’s total accounts payable, respectively. As of December 31, 2024, two suppliers individually accounted for 33% and 18% of the Company’s total accounts payable, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2025. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s condensed consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31, 2025	December 31, 2024 (Restated)
Accounts receivable	$6,027,147	$5,210,829
Less: allowance for credit loss	(434,201)	(384,192)
Accounts receivable, net	$5,592,946	$4,826,637

The Company recorded an addition of allowance for credit loss of $50,009 and $234,298 for the three months ended March 31, 2025 and 2024, respectively.

The movement of allowance for credit loss are as follows:

	March 31, 2025	December 31, 2024 (Restated)
Beginning balance	$384,192	$557,360
Addition (reversal) of provision	50,009	(173,168)
Ending balance	$434,201	$384,192

The Company’s accounts receivable balances as of March 31, 2025 and December 31, 2024 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES, NET

Inventories, net as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
Products and accessories	$17,370,974	$18,001,768
Parts	1,364,937	1,113,872
Inventories in transit	2,570,344	4,861,016
Freight and duty	3,549,893	3,751,884
	24,856,148	27,728,540
Less: inventory allowance	(469,900)	(469,900)
Inventories, net	$24,386,248	$27,258,640

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVENTORIES (continued)

The inventory allowance movement is as follows:

	March 31, 2025	December 31, 2024
Beginning balance	$469,900	$439,900
Addition of provision	-	30,000
Ending balance	$469,900	$469,900

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were nil and nil for the three months ended March 31, 2025 and 2024, respectively.

Partial inventories of $17,634,933 and $21,606,371 as of March 31, 2025 and December 31, 2024, respectively were pledged for the Company’s line of credit facility at Cathay Bank.

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consists of the following:

	March 31, 2025	December 31, 2024
Advance to suppliers	$193,403	$871,856
Less: impairment of advance to suppliers	-	(772,780)
Advance to suppliers, net	$193,403	$99,076

An impairment of advance to suppliers of nil and nil was recorded during the three months ended March 31, 2025 and 2024.

In June 2024, the Company reached a tentative agreement regarding general settlement terms with one supplier who would make payment of approximately $312,500 to resolve the claim. Therefore, the Company wrote off $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and related payment was received in October 2024.

NOTE 6 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Prepayment	$833,947	$1,096,383
Other receivables	233,272	124,049
Total	$1,067,219	$1,220,432

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2025	December 31, 2024
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	360,868
Vehicles	473,667	473,667
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,086,789	1,086,789
Less: accumulated depreciation and amortization	(588,032)	(554,530)
Property and equipment, net	$498,757	$532,259

The Company recorded depreciation expense of $33,502 and $36,511 for the three months ended March 31, 2025 and 2024, respectively.

There was no addition and an addition of $104,427 on property and equipment during the three months ended March 31, 2025 and 2024, respectively. There was no disposal and disposal of property and equipment with the net book value of $83,345 with realized gain of $44,655 on the disposal during the three months ended March 31, 2025 and 2024, respectively.

No impairment loss was recorded for the three months ended March 31, 2025 and 2024.

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

Total operating lease expense for the three months ended March 31, 2025 and 2024 amounted to $716,942 and $311,192, respectively. Amortization of operating lease right-of-use assets amounted to $512,277 and $280,790 for the three months ended March 31, 2025 and 2024, respectively.

Total accretion of finance lease liabilities for the three months ended March 31, 2025 and 2024 amounted to $895 and $1,331, respectively. Amortization of finance lease right-of-use assets amounted to $10,149 and $10,380 for the three months ended March 31, 2025 and 2024, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	March 31, 2025	December 31, 2024

Operating lease liabilities - current	$2,156,252	$2,119,894
Operating lease liabilities - non-current	6,861,638	7,412,693
Total	$9,017,890	$9,532,587

Financing leases

	March 31, 2025	December 31, 2024

Finance lease liabilities - current	$43,877	$43,421
Finance lease liabilities - non-current	22,460	33,602
Total	$66,337	$77,023

The following table includes supplemental cash flow and non-cash information related to leases:

	Three months ended	Twelve months ended
	March 31, 2025	December 31, 2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$716,942	$2,011,837
Operating cash flows used in finance leases	$895	$4,677
Financing cash flows used in finance leases	$10,686	$41,648
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$-	$9,587,851

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance lease	1.75 years	1.95 years
Operating leases	4.17 years	4.39 years

Weighted average discount rate:
Finance leases	4.95%	4.85%
Operating leases	8.63%	8.65%

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following is a schedule of maturities of operating and finance lease liabilities as of March 31, 2025:

Operating leases

Twelve months ending March 31,
2026	$2,846,386
2027	2,387,799
2028	2,343,000
2029	2,343,000
2030	830,500
Total future minimum lease payments	10,750,685
Less: imputed interest	(1,732,795)
Present value of operating lease liabilities	$9,017,890

Finance leases

Twelve months ending March 31,

2026	$46,325
2027	15,766
2028	7,976
Total future minimum lease payments	70,067
Less: imputed interest	(3,730)
Present value of finance lease liabilities	$66,337

NOTE 9 — RETURN LIABILITIES

The following table shows changes in the Company’s return liabilities:

	March 31, 2025	December 31, 2024
Beginning balance	$261,588	$283,276
Actual recognized products return	(1,375,330)	(1,061,694)
Accruals for product return liabilities	1,213,347	1,040,006
Ending balance	$99,605	$261,588

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — WARRANTY LIABILITIES

The following table shows changes in the Company’s warranty liabilities and related costs:

	March 31, 2025	December 31, 2024
Beginning balance	$503,553	$619,113
Cost of warranty claims	(236,487)	(1,274,037)
Accruals for product warranty	119,732	1,158,477
Ending balance	$386,798	$503,553

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows the breakdown of the Company’s other payable, accrued expense and other current liabilities:

	March 31, 2025	December 31, 2024
Credit card liabilities	$-	$13,792
Sales Tax payable	50,096	27,129
Other current liabilities	840,738	-
Payroll liabilities	58,468	139,311
Accrual on litigation (a)	6,033,961	5,988,961
Total	$6,983,264	$6,169,193

Note (a): Balance mainly represented $5,988,961 accrual of litigation in connection with Nebula (see Note 17).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Loan from a related party

Loan from a related party consists of the following:

	March 31, 2025	December 31, 2024

Loan from David Shan, opening balance	$5,546,548	$7,920,141
Repayment	(3,016,300)	(2,373,593)
Loan from David Shan, ending balance	2,530,248	5,546,548
Non-current	-	-
Current	$2,530,248	$5,546,548

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024. The Company made repayments totaling $3,016,300 and $2,373,593 towards this loan during the three months ended March 31, 2025 and the year ended December 31, 2024. The Company intends to continue the repayments of the loan from Mr. Shan in the next twelve months.

(b) Loan guarantee provided by related parties

In connection with the Company’s bank borrowings, Mr. David Shan, the controlling shareholder and Massimo Group, the holding company of Massimo Motor provided an unlimited guarantee to the Company’s loan.

(c) Due from a related party

	March 31, 2025	December 31, 2024

Vessel Technology Inc.	$12,689	$8,576

Due from a related party was $12,689 and $8,576 as of March 31, 2025 and December 31, 2024. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine were incorporated in the United States and are subject to a statutory income tax rate at 21%.

As of March 31, 2025 and December 31, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three months ended March 31, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 are 20.5% and 27.18% respectively.

The provision for income tax consists of the following:

	Three months ended March 31,
	2025	2024

Income tax provision – current	$4,280	$1,112,688
Income tax recovery - deferred	(544,075)	(212,347)
Income tax (recovery) provision	$(539,795)	$900,341

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three months ended
	March 31,
	2025	2024

Net (loss) income before income taxes	$(2,628,502)	$4,081,623
Income tax at the federal statutory rate	21%	21%
Statutory U.S. federal income tax (recovery) provision	(551,985)	857,141
State margin tax	4,280	40,737
Non-deductible expense	7,910	2,463
Total	$(539,795)	$900,341

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	March 31, 2025	December 31, 2024 (Restated)
Deferred tax assets:
Allowance for credit loss	$91,182	$80,680
Property and equipment	16,480	16,480
Lease liability – operating	1,893,757	2,001,843
Lease liability – financing	13,931	16,175
Loss carried forward	542,639	-
Other temporary difference	1,010,108	1,018,553
Total deferred tax assets	3,568,097	3,133,731
Deferred tax liabilities:
Right of use assets – operating	(1,884,461)	(1,992,039)
Right of use assets – financing	(12,947)	(15,078)
Total deferred tax liabilities	(1,897,408)	(2,007,117)
Deferred tax assets, net	$1,670,689	$1,126,614

NOTE 14 — SHAREHOLDERS’ EQUITY

Common Shares

Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these condensed consolidated financial statements have been retroactively adjusted for the Reorganization as if par value and common shares issuance occurred on the first day of the first period presented. For the period ended March 31, 2025, the Company issued 6,750 shares with par value of $0.001 out of its 2024 stock incentive plan. For the period ended March 31, 2024, the Company had no activities.

As of March 31, 2025 and December 31, 2024, 41,546,700 and 41,539,950 common shares were issued and outstanding, respectively, with par value of $0.001.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — SHAREHOLDERS’ EQUITY (continued)

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

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months from June 18, 2024. As partial consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. On November 29, 2024, the agreement was terminated under mutual agreement, and the Company cancelled 8,869 shares of out of the 22,485 shares of common stock issued to TJCM previously. The Company recorded expenses of nil and nil in connection with service for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 4.01 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — (LOSS) EARNINGS PER SHARE

For the three months ended March 31, 2025, the Company incurred a net loss. Accordingly, the effect of potential common shares from unexercised stock options, unexercised warrants, and unvested Restricted Stock Units (“RSUs”) was excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2024, the Company has no stock options, warrants or RSU issued and no impact on diluted earnings per share.

The following table presents a reconciliation of basic and diluted net income per share:

	Three months ended
	March 31,
	2025	2024

Net (loss) income attributable to the Company	$(2,088,707)	$3,181,282
Weighted average number of common shares outstanding – basic	41,542,800	40,000,000

Dilutive securities – unvested RSU	-	-
Weighted average number of common shares outstanding – diluted	41,542,800	40,000,000
(Loss) earnings per share – basic	$(0.05)	$0.08
(Loss) earnings per share – diluted	$(0.05)	$0.08

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded $195,940 and nil stock-based compensation expense in connection with RSUs for three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years

Unvested at December 31, 2024	101,000	$3.88	0.37
Granted	-	-	-
Forfeited	-	-	-
Vested	(6,750)	3.88	-
Unvested at March 31, 2025	94,250	$3.88	0.13

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS (continued)

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the Chief Executive Officer and two other executives of the Company, in connection with the 2024 Plan.

As part of the compensation, the Company agrees to grant Mr. Shan options to purchase up to 46,860 common shares under Incentive Stock Option (“ISO”) plan, at an exercise price of $4.268 per share. The options were granted on May 22, 2024, and the options vest at a rate of 23,430 per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $73,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 5 years; exercise price of the options of $4.268; volatility of 88.8%; and expected future dividends of nil. These options will expire on May 21, 2029.

The Company also granted Mr. Shan options to purchase up to 103,140 common shares, at an exercise price of $4.0 per share under Nonqualified Stock Option (“NSO”) plan. The options were granted on May 22, 2024, and vest at a rate of 51,570 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $160,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of nil. These options will expire on May 21, 2034.

The Company also granted two executives options to purchase up to 200,000 common shares, at an exercise price of $4.0 per share under ISO and NSO plans. The options were granted on May 22, 2024, and vest at a rate of 100,000 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to these two executives was $272,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of nil. These options will expire on May 21, 2034.

As of March 31, 2025, intrinsic value of the options is nil.

The Company recorded $90,480 and nil stock-based compensation expense in connection with options for periods ended March 31, 2025 and 2024, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024	-	$-	-
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, March 31, 2025	350,000	$4.04	8.48
Exercisable, March 31, 2025	-	$-	-

As of March 31, 2025, the total unrecognized compensation cost related to outstanding RSUs and stock options was $111,439 and $188,269, which the Company expects to recognize over a weighted-average period of 0.12 years and 0.97 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s condensed consolidated balance sheets or results of operations or liquidity as at March 31, 2025 and December 31, 2024, except the two discussed below.

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

NOTE 18 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

The Company is primarily engaged in the business of manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. The Company has identified that the Company engages in two distinct business activities, generating revenues from different products, and individually holds assets exceeding 10% of the Company’s consolidated total. Hence, the Company concludes that it has two reporting.

The summary of key information by segments for the three months ended March 31, 2025 and 2024 was as follows:

For the three months ended March 31, 2025

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$15,424,435	$(522,713)	$14,901,722
Cost of revenue	$10,982,604	$(305,532)	$10,677,072
Gross profit (loss)	$4,441,831	$(217,181)	$4,224,650
Depreciation & amortization	$37,238	$6,413	$43,651
Income tax recovery	$(539,795)	$–	$(539,795)
Long-lived assets	$10,070,732	$1,183,488	$11,254,220
Segment assets	$38,178,702	$8,171,647	$46,350,349
Segment loss	$(1,617,120)	$(471,587)	$(2,088,707)

For the three months ended March 31, 2024

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$28,693,141	$1,458,536	$30,151,677
Cost of revenue	$18,463,616	$1,236,674	$19,700,290
Gross profit (loss)	$10,229,525	$221,862	$10,451,387
Depreciation & amortization	$40,478	$6,413	$46,891
Income tax recovery	$900,341	$–	$900,341
Long-lived assets	$2,721,301	$874,345	$3,595,646
Segment assets	$38,936,823	$8,337,784	$47,274,607
Segment profit (loss)	$3,563,107	$(381,825)	$3,181,282

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2025 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (“fiscal 2024”), as filed with the Securities and Exchange Commission (the “SEC”), on May 20, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements .”

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

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same Controlling Shareholder, and therefore, the Reorganization is considered as a recapitalization of entities under common control in accordance with ASC 805-50-25. The consolidation of the Company and its subsidiaries have been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements in accordance with ASC 805-50-45-5.

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 96.8% and 95.2% of total revenue for the period ended March 31, 2025 and 2024, respectively

We also generate revenue from the sales of Pontoon Boats, which represented 3.2% and 4.8% of our revenue for the period ended March 31, 2025 and 2024, respectively.

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

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We have funded our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the period ended March 31, 2025, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonal sales of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonal sales pattern. For the period ended March 31, 2025 and 2024, our revenue generated from Massimo Marine was approximately 3.2% and 4.8% of our total revenue, respectively.

●	Uncertainty and impacts from recent US tariff policies - Governments have, and may continue to, turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. Under the current U.S. administration, there is significant and increasing uncertainty about the future relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. In January 2025, during the initial days of President Trump’s second term, the United States announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico. On March 4, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada and enacted an extra 10% tariff on Chinese imports, therefore doubling the previously levied tariff from February to an additional 20% on existing tariffs. In response, China announced retaliatory tariffs on U.S. agricultural goods and export restrictions to the U.S., in addition to filing a lawsuit with the World Trade Organization.

On April 2, 2025, President Trump announced new tariffs on many U.S. trading partners, including a 34% tax on imports from China. These tariffs were in addition to the previous announcements of 25% taxes on auto imports, tariffs implemented against China, Canada and Mexico, and trade penalties on steel and aluminum. However, the 20% charge on imports from China was in addition to the 34% import tax announced. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade.

On April 9, 2025, President Trump increased tariffs on Chinese imports, culminating in a total tariff rate of 145%. This included a 20% “fentanyl tariff” and a 125% “reciprocal tariff” aimed at addressing trade imbalances and other concerns. On April 10, 2025, China raised tariff on all U.S. goods to 84% and further increased to 125% on April 12, 2025.

On May 14, 2025, the United States and China have entered a 90-day trade truce, temporarily easing the heightened tariffs, and agreed to reduce tariffs for a 90-day period. The U.S. lowered tariffs on Chinese imports from a peak of 145% to 30%, while China reduced its duties on U.S. goods from 125% to 10%.

Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly from the Asia-Pacific region, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may further reduce the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our customers’ business, operating results and financial condition and could thereby affect their ability to make timely payments to us and their orders quantity. This could have a material adverse effect on our business, operating results, cash flows and financial condition.

Results of Operations

For the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the three months ended March 31,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)
Sales	$14,901,722	100.0%	$30,151,677	100.0%	$(15,249,955)	(50.6)%
Cost of sales	10,677,072	71.6%	19,700,290	65.3%	(9,023,218)	(45.8)%
Gross profit	4,224,650	28.4%	10,451,387	34.7%	(6,226,737)	(59.6)%
Operating expenses
Selling expenses	1,869,964	12.5%	2,210,484	7.3%	(340,520)	(15.4)%
General and administrative expenses	4,219,600	28.3%	4,106,905	13.6%	112,695	2.7%
Research and development	841,196	5.6%	162,250	0.5%	678,946	418.5%
Total operating expenses	6,930,760	46.5%	6,479,639	21.5%	451,121	7.0%
(Loss) income from operations	(2,706,110)	(18.2)%	3,971,748	13.2%	(6,677,858)	(168.1)%
Other income (expenses):
Other income, net	78,698	0.5%	247,569	0.8%	(168,871)	(68.2)%
Interest expense	(1,090)	-	(137,694)	(0.5)%	136,604	(99.2)%
Total other income, net	77,608	0.5%	109,875	0.4%	(32,267)	(29.4)%
(Loss) income before income taxes	(2,628,502)	(17.6)%	4,081,623	13.5%	(6,710,125)	(164.4)%
(Recovery of) provision for income taxes	(539,795)	(3.6)%	900,341	3.0%	(1,440,136)	(160.0)%
Net (loss) income	$(2,088,707)	(14.0)%	$3,181,282	10.6%	$(5,269,989)	(165.7)%

Revenue

Revenues decreased by $15.3 million, or 50.6%, from $30.2 million in the first quarter of fiscal 2024 to $14.9 million in the first quarter of fiscal 2025. The decrease in revenue was primarily due to the contraction of the U.S. economy and reduced consumer spending. New tariffs contributed to rising inflation, with U.S. consumer inflation reported at 2.8% year-over-year in February 2025, and expectations of further increases. This inflationary environment, coupled with high, long-lasting interest rates, led to reduced spending and demand from retail end customers for discretionary goods, particularly luxury items like yachts and pontoon boats. At the same time, the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025, caused our major big-box customers to reduce their orders.

Revenue by Type

	For the three months ended March 31,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$15,424,435	103.5%	$28,693,141	95.2%	$(13,268,706)	(46.2)%
Pontoon Boats	514,194	3.5%	1,458,536	4.8%	(944,342)	(64.7)%
Subtotal	15,938,629	107.0%	30,151,677	100.0%	(14,213,048)	(47.1)%
Repurchase of goods under litigation settlement	(1,036,907)	(7.0)%	-	-	(1,036,907)	NA
Total	$14,901,722	100.0%	$30,151,677	100.0%	$(15,249,955)	(50.6)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and electric bikes decreased by $13.3 million, or 46.2%, from $28.7 million in the first quarter of fiscal 2024 to $15.4 million in the first quarter of fiscal 2025. The decrease in revenue was primarily attributed to a decline in sales volume from big box stores. Due to the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025. These geopolitical factors have created a volatile market environment, leading to reduced confidence among our major retail customers, especially big-box stores that typically place large volume orders.

The uncertainty surrounding future tariffs and trade restrictions has made it difficult for these big-box customers to predict costs and plan inventories and orders effectively. As a result, many of them have taken a more conservative approach to ordering, significantly reducing their purchase volumes in anticipation of higher costs and possible delays in shipping. This has further contributed to the overall decline in sales.

Additionally, ongoing inflationary pressures, coupled with the prolonged impact of high interest rates, have put a strain on consumer spending. These macroeconomic factors have led to decreased demand for non-essential and higher-priced goods, including recreational vehicles like UTVs, ATVs, and electric bikes. Retailers, in turn, have been cautious about placing orders for items that may not move as quickly due to these reduced consumer spending patterns. The combination of geopolitical and economic uncertainties has resulted in an environment where both consumers and retailers are hesitant to make significant purchasing decisions, leading to the sharp decline in sales of these products.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $1.0 million, or 64.7%, from $1.5 million in the first quarter of fiscal 2024 to $0.5 million in the first quarter of fiscal 2025. The decrease was primarily driven by an industry-wide downturn caused by high interest rates and inflation, which have impacted the consumption of non-essential goods. In addition, high rejection rates from floorplan financing providers such as Northpoint have directly affected the inventory level that dealers can maintain, thereby reducing our sales in this category. This trend aligns with broader industry challenges. Ongoing economic uncertainty in the U.S. has further reduced discretionary spending on luxury boats, negatively affecting sales of high-end models such as our yacht.

Gross profit

Our gross profit decreased by $6.3 million, or 59.6%, from $10.5 million in the first quarter of fiscal 2024 to $4.2 million in the first quarter of fiscal 2025. Gross margin was 28.4% in the first quarter of fiscal 2025, as compared with 34.7% in first quarter of fiscal 2024. The decrease in gross margin was mainly due to an increase in freight absorbed in cost of sales. The significant increase in tariff rates on Chinese imports in March 2025 has not yet been reflected in the cost of sales for the first quarter of fiscal 2025.

Our cost and gross profit by revenue types are as follows:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024					Variance
Category	Cost of revenue	Gross profit (loss)	Gross Margin (%)	Cost of revenue	Gross profit	Gross margin (%)	Variance in Cost of revenue	Variance in gross profit	in gross margin (%)
UTVs, ATVs and e-bikes	$10,982,604	$4,441,831	28.8	$18,463,616	$10,229,525	35.7	$(7,481,012)	$(5,787,694)	(6.9)
Pontoon Boats	478,574	35,619	6.9	1,236,674	221,862	15.2	(758,100)	(186,243)	(8.3)
	11,461,178	4,477,450	28.1	19,700,290	$10,451,387	34.7	(8,239,112)	(5,973,937)	(6.6)
Cost of inventory recovered from litigation	(784,106)	(252,800)	24.4	-	-	-	(784,106)	(252,800)	24.4
Total	$10,677,072	$4,224,650	28.4%	$19,700,290	$10,451,387	34.7	$(9,023,218)	$(6,226,737)	(6.3)

Cost of revenue on UTVs, ATVs and electric bikes decreased by $7.5 million, or 40.5%, from $18.5 million in the first quarter of fiscal 2024 to $11.0 million in the first quarter of fiscal 2025 and gross profit decreased by $5.8 million, or 56.6%, from $10.2 million in the first quarter of fiscal 2024 to $4.4 million in the first quarter of fiscal 2025. Our gross margin decreased by 6.9%, from 35.7% in the first quarter of fiscal 2024 to 28.8% in the first quarter of fiscal 2025. The decrease in the cost of revenue was primarily due to decreased product purchase cost, resulting from the decrease in sales volume. The decline in gross margin was primarily driven by higher freight costs compared to the prior year.

Cost of revenue on Pontoon Boats decreased by $0.8 million, or 61%, from $1.2 million in the first quarter of fiscal 2024 to $0.5 million in the first quarter of fiscal 2025. Gross profit decreased by $0.2 million, or 84%, from a profit of $0.2 million in the first quarter of fiscal 2024 to a profit of $0.04 million in the first quarter of fiscal 2025. The decrease in cost of revenue was mainly due to lower products cost, resulting from decreased sales. Gross margin decreased by 8.3%, from 15.2% in the first quarter of fiscal 2024 to 6.9% in the first quarter of fiscal 2025, driven by the significant drop in sales. The gross loss occurred primarily due to two key factors. First, there was a significant decrease in revenue due to reduced consumer spending on recreational boats. Second, despite this decline in revenue, our fixed overhead costs remained high. These costs, such as rent and insurance, are not easily adjusted in the short term. As a result, the fixed overhead costs could not be absorbed by the reduced gross margin, leading to a gross loss for the period.

Repurchase of goods and cost of inventory recovered from litigation settlement

On February 19, 2025, we entered into a settlement agreement with a dealer to repurchase certain ATVs and pontoon boats at an agreed percentage of the original invoices amount. In connection with this settlement, we recorded a sales reduction of $1.0 million and recognized $0.8 million as the cost of repurchased inventory in the first quarter of fiscal 2025. As a result, our gross profit was reduced by $0.2 million.

Selling expenses

Our selling expenses mainly consist of warranty expense, advertising and promotion expense and shipping and handling fee. These expenses decreased by $0.3 million, or 15.4%, from $2.2 million in the first quarter of fiscal 2024 to $1.9 million in the first quarter of fiscal 2025, representing 12.5% and 7.3% of our total revenue in the first quarter of fiscal 2025 and the first quarter of fiscal 2024. The decrease was primarily driven by a $0.2 million reduction in warranty expenses, reflecting improvements in quality control and customer service. The launch of a traveling technician team enabled faster and more efficient responses to customer service requests, which helped lower overall repair costs. The decrease was partly offset by higher shipping and handling fees, which rose from approximately $1.1 million in the first quarter of fiscal 2024 to $1.3 million in the first quarter of fiscal 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, and depreciation expenses. General and administrative expenses increased by $0.1 million, or 2.7%, from $4.1 million in the first quarter of fiscal 2024 to $4.2 million in the first quarter of fiscal 2025. The increase was mainly due to increased salaries and benefit, insurance expense and professional fees that are related to being a public company, partly offset by a decrease in legal fee. Our general and administrative expenses represented 28.3% and 13.6% of our total revenue in the first quarter of fiscal 2025 and the first quarter of fiscal 2024, respectively.

Our salaries and benefits were $1.3 million and $1.1 million, representing 31.2% and 27.0% of our total general and administrative expenses in the first quarter of fiscal 2025 and 2024, respectively. The increase was primarily due to $0.3 million stock-based compensation expenses recognized for RSUs and stock option grants.

Our rent expenses increased by $0.2 million or 28.7%, from $0.7 million in the first quarter of fiscal 2024, to $0.9 million in the first quarter of fiscal 2025, representing 21.4% and 17.1% of our total general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Our rent expense increased due to the higher renewal rent rate and the addition of a new lease agreement in the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024.

Our legal and professional expense decreased by $0.2 million or 25.1%, from $0.8 million in the first quarter of fiscal 2024, to $0.6 million in the first quarter of fiscal 2025, representing 13.6% and 18.6% of our total general and administrative expenses in first quarter of fiscal 2025 and 2024, respectively. The decrease was primarily attributable to fewer ongoing lawsuits cases that require legal consulting service in the first quarter of fiscal 2025 when compared with same period in last year, partly offset by increased in professional fee that are related to being a public company.

Interest expenses

Our interest expense decreased by $0.1 million or 99.2%. Interest expense in the first quarter of fiscal 2024 primarily related to a bank loan. No such expense was recorded in the first quarter of fiscal 2025, as we did not have any bank loans during the period.

Other income, net

Other income decreased by $0.1 million, or 68.2%, from $0.2 million in the first quarter of fiscal 2024, to $0.1 million in the first quarter of fiscal 2025. We wrote off a vendor’s account payable balance by $177,147 as a result of a settlement between the vendor and the Company in the first quarter of fiscal 2024, which was one-off income. However, we did not have such income in the current quarter.

(Loss) income before income taxes

We had loss before income taxes of $2.6 million in the first quarter of fiscal 2025, compared to income before tax $4.0 million in the first quarter of fiscal 2024. The decrease was primarily attributable to a decrease of $6.2 million in gross profit, an increase of $0.7 million in research and development expenses, and other expenses as discussed above.

(Recovery of) Provision for income taxes

We did not have current income tax in the first quarter of fiscal 2025 due to net loss position and we recognized a deferred income tax recovery of $0.5 million due to temporary differences recognized and net operating loss carried forward. In the first quarter of fiscal 2024, we had current income tax of $0.9 million arising from net assessable income.

Net (loss) income

Net loss was $2.1 million in the first quarter of fiscal 2025, compared with net income of $3.2 million and 2024, respectively. The decrease was primarily due to decreased revenues and gross profit, offset by an increase in general and administrative expenses and a loss on litigation, as discussed above.

Cash Flows

For the Three Months ended March 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(3,339,474)	$(636,990)
Net cash (used in) provided by investing activities	(3,000,000)	23,574
Net cash (used in) provided by financing activities	(3,026,986)	54,739
Net decrease in cash	(9,366,460)	(558,677)
Cash, beginning of the period	10,210,084	765,814
Cash, end of the period	$843,624	$207,137

Operating Activities

Net cash used in operating activities was approximately $3.3 million in the first quarter of fiscal 2025, compared to net cash used operating activities of approximately $0.6 million in the first quarter of fiscal 2024, representing an increase in the net cash used in operating activities of $2.7 million in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024. The decrease is primarily due to the following:

●	Net loss of $2.1 million in the first quarter of fiscal 2025 compared with net income of $3.2 million in the first quarter of fiscal 2024.

●	Our net loss was adjusted for non-cash items, including non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment of advance to suppliers, amortization of stock-based compensation related to options and RSUs granted, amortization and depreciation, loss on litigation, deferred tax expense (recovery), inventories reserve, write-off of accounts receivable and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $0.3 million in the first quarter of fiscal 2025, compared to non-cash items of approximately $0.3 million during the first quarter of fiscal 2024.

●	Account payable decreased by approximately $3.8 million in the first quarter of fiscal 2025, compared to an increase of approximately $2.1 million in the first quarter of fiscal 2024, because we reduced our purchase of inventories due to decreased sales and high tariff policy.

●	Our tax payable remained unchanged in the first quarter of fiscal 2025, compared to an increase of approximately $1.1 million in the first quarter of fiscal 2024, primarily because we did not have current tax expense due to loss position.

●	Increase in payment of operating lease of $0.5 million in the first quarter of fiscal 2025, compared to $0.3 million in the first quarter of fiscal 2024, primary due to leasing additional warehouse space and rent increment upon the renewal of lease agreement.

●	The balance was partly offset by a decrease in accounts receivable by approximately $0.8 million in the first quarter of fiscal 2025, compared to a decrease of approximately $4.9 million in the first quarter of fiscal 2024, and

●	Decrease in inventories of approximately $2.9 million, compared to an increase of $1.4 million in the first quarter of fiscal 2024.

Investing Activities

Net cash used in investing activities was approximately $3.0 million in the first quarter of fiscal 2025, compared to net cash provided investing activities of $23,574 in the first quarter of fiscal 2024. We made a 7-month fixed deposit of $3.0 million with a bank in the first quarter of fiscal 2025. During the same period in fiscal 2024, we had proceeds from the sale of property and equipment totaling $128,001, partially offset by purchases of property and equipment amounting to $104,427.

Financing Activities

Net cash used in financing activities was approximately $3.0 million in the first quarter of fiscal 2025, compared to net cash provided by financing activities of approximately $0.1 million in the first quarter of fiscal 2024. The increase in net cash used in financing activities in the first quarter of fiscal 2025 was primarily attributable to repayment of shareholder withdrawal of $3.0 million. This compares to proceeds from the common shares’ subscription of $0.5 million, offset by the repayment of other loans of $0.3 million and the payment for initial public offering related costs of $0.1 million during the first quarter of fiscal 2024

Liquidity and Capital Resources

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

Working Capital

As of March 31, 2025, we had cash and cash equivalents of approximately $0.8 million. Our current assets were approximately $35.1 million, including approximately $3.0 million short-term investment in Certificate of Deposit, approximately $5.6 million accounts receivable, approximately $24.4 million inventory, approximately $0.2 million advance to suppliers and approximately $1.1 million prepayment deposit and other receivables, and our current liabilities were approximately $19.6 million, including $5.7 million accounts payable to suppliers, $7.0 million other payable, accrued expenses and other current liabilities, $0.6 million contract liabilities, $1.1 million income tax payable, $2.5 million loan from a related party and $2.2 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $15.5 million.

Our primary source of cash is currently generated from our business. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of capital raise, we are confident that we can continue to support our operational needs solely by utilizing cash flows generated from our operating activities organically for the next 12 months.

Capital Expenditure

Our capital expenditure consists primarily of the lease of fixed assets and equipment as a result of our business growth. Our capital expenditure amounted to approximately nil and $104,427 for the first quarter of fiscal 2025 and 2024, respectively.

Contractual Commitments

As of March 31, 2025, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitment	$10,820,752	$2,892,711	$4,754,541	$3,173,500	$–

Off-balance Sheet Commitments and Arrangements

There was no off-balance sheet arrangements for the three months ended March 31, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. We are also obligated to repurchase from the dealer if the dealer defaults on payments to the financing sources that have the repurchase agreements with us. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting our sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, it revises its estimated sales returns liability accordingly. Each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of March 31, 2025 and December 31, 2024, $99,605 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded sales returns of $1,213,347 and $425,705 respectively.

Warranty

We generally provide a one-year limited warranty against defects in materials related to the sale of products. We consider the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting our warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, we revise its estimated warranty liability. Each quarter, we re-evaluate its estimates and assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. As of March 31, 2025 and December 31, 2024, $386,798 and $503,553 of product warranty were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded warranty expenses of $119,732 and $386,959, respectively.

Allowance for credit loss

We considered various factors, including nature, historical collection experience, the age of the accounts receivable balances and the contract assets, credit quality and specific risk characteristics of its customers, current economic conditions, forecasts of future economic conditions, reversion period, and qualitative and quantitative adjustments to develop an estimate of credit losses. We have adopted loss rate method to calculate the credit loss and considered the relevant factors of the historical and future conditions of the Company to make reasonable estimation of the risk rate. For accounts receivable aged less than one year and non-overdue contract assets, we use the loss rate method, which is a combination of historical rate method and adjustment rate method, to estimate the credit loss. For accounts receivable aged over one year and overdue receivable, we use the individual specific valuation method to estimate the credit loss.

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of March 31, 2025 and December 31, 2024, we recorded allowance for credit loss of $0.4 million and $0.4 million in the consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared it to the cost on the book, which includes the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of March 31, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the condensed consolidated balance sheet. Impairment provision of inventories were nil and nil for the three months ended March 31, 2025 and 2024, respectively, included in cost of revenues in the condensed consolidated statement of operations and comprehensive income.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which, in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as at March 31, 2025, except one litigation discussed below.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that a material weakness was present as of that date related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on May 20, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Massimo Group

Date: May 20, 2025	/s/ David Shan
David Shan Chief Executive Officer
(principal executive officer)

Date: May 20, 2025	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

