Form 10-Q
period 2025-06-30
Massimo Group
filed 2025-08-14
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 11, 2025, there were 41,640,950 shares of the Company’s common stock issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products, and their inability to secure adequate access to capital could materially and adversely affect our business.
●	The majority of the products we purchase are manufactured in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Economic conditions that impact consumer spending, along with rising U.S.-China trade tensions and tariffs, may increase costs, disrupt our supply chain, and have a material adverse effect on our business and that of our partners.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	We may require additional capital which may not be available.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims, liability claims or product recalls could have a material adverse impact on our business.

●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to litigation relating to defective products that have caused property damage, physical injury, and death.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack of or the breach of such agreements could adversely affect our business and results of operations.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.

ii

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.
●	Other risks and uncertainties described in this Report, including those described in the “Risk Factors” section.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	As of
	June 30, 2025 (unaudited)	December 31,2024 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,441,007	$10,210,084
Accounts receivable, net	8,130,043	4,826,637
Inventories, net	23,410,336	27,258,640
Advance to suppliers	341,778	99,076
Due from a related party	-	8,576
Prepaid and other current assets	953,972	1,220,432
Total current assets	35,277,136	43,623,445

NON-CURRENT ASSETS
Property and equipment at cost, net	465,254	532,259
Right of use operating lease assets, net	8,449,697	9,485,899
Right of use financing lease assets, net	51,272	71,801
Other non-current assets	49,500	49,500
Deferred tax assets	1,648,112	1,126,614
Total non-current assets	10,663,835	11,266,073
TOTAL ASSETS	$45,940,971	$54,889,518

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$6,243,195	$9,572,444
Other payable, accrued expenses and other current liabilities	6,192,665	6,169,193
Return liabilities	31,645	261,588
Warranty liabilities	301,645	503,553
Contract liabilities	855,266	449,999
Current portion of obligations under operating leases	2,118,166	2,119,894
Current portion of obligations under financing leases	39,652	43,421
Income tax payable	1,081,261	1,072,263
Due to a shareholder	2,530,248	5,546,548
Total current liabilities	19,393,743	25,738,903

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	6,373,380	7,412,693
Obligations under financing leases, non-current	15,889	33,602
Total non-current liabilities	6,389,269	7,446,295
TOTAL LIABILITIES	$25,783,012	$33,185,198

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,640,950 and 41,539,950 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	41,640	41,539
Additional paid-in-capital	7,079,473	6,614,907
Retained earnings	13,036,846	15,047,874
Total equity	20,157,959	21,704,320

TOTAL LIABILITIES AND EQUITY	$45,940,971	$54,889,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$18,915,918	$35,402,653	$33,817,640	$65,554,330
Cost of revenues	12,049,501	23,903,396	22,726,573	43,603,686
Gross profit	6,866,417	11,499,257	11,091,067	21,950,644

Operating expenses:
Selling expense	2,154,417	3,097,362	4,024,381	5,307,846
General and administrative	4,425,166	4,094,737	8,644,766	8,201,642
Impairment loss on supplier deposit due to lawsuit	-	742,897	-	742,897
Research and development	144,757	-	985,953	162,250
Total operating expenses	6,724,340	7,934,996	13,655,100	14,414,635

Income from operations	142,077	3,564,261	(2,564,033)	7,536,009

Other income (expense):
Other income, net	26,602	132,268	105,300	379,837
Interest expense	(63,704)	(66,647)	(64,794)	(204,341)
Total other income (expense), net	(37,102)	65,621	40,506	175,496

Income before income taxes	104,975	3,629,882	(2,523,527)	7,711,505

Provision for income taxes	27,296	813,852	(512,499)	1,714,193

Net income and comprehensive income	$77,679	$2,816,030	$(2,011,028)	$5,997,312

Earnings per Share – basic	$0.00	$0.07	$(0.05)	$0.15
Weighted average shares outstanding – basic	41,566,110	41,259,614	41,566,110	40,629,807
Earnings per Share –diluted	$0.00	$0.07	$(0.05)	$0.15
Weighted average shares outstanding –diluted	41,640,950	41,386,842	41,566,110	40,693,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at March 31, 2024	40,000,000	$40,000	$(357,159)	$1,994,000	$16,467,247	$18,144,088
Subscription received	1,322,485	1,322	357,159	3,398,664	–	3,757,145
Capital dividend declared	–	–	–	–	–	–
Net income for the three months ended June 30, 2024	–	–	–	–	2,816,030	2,816,030
Balance at June 30, 2024	41,322,485	$41,322	$-	5,392,664	$19,283,277	$24,717,263

Balance at March 31, 2025	41,546,700	$41,546	$–	$6,901,320	$–12,959,167	$19,902,033
Common stock issued upon vesting of RSUs	94,250	94	–	(94)	–	–
Stock based compensation			–	66,808	–	66,808
Amortization of share-based compensation related to RSU granted	–	–	–	111,439	–	111,439
Net income for the three months ended June 30, 2025	–	–	–	–	77,679	77,679
Balance at June 30, 2025	41,640,950	$41,640	$-	7,079,473	$13,036,846	$20,157,959

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806
Subscription received	1,322,485	1,322	832,159	3,398,664	–	4,232,145
Capital dividend declared	–	–	–	–	–	–
Net income for the six months ended June 30, 2024	–	–	–	–	5,997,312	5,997,312
Balance at June 30, 2024	41,322,485	$41,322	$-	$5,392,664	$19,283,277	$24,717,263

Balance at December 31, 2024 (restated)	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320
Common stock issued upon vesting of RSUs	101,000	101	–	(101)	–	–
Stock based compensation	–	–	–	157,288	–	157,288
Amortization of share-based compensation related to RSU granted	–	–	–	307,379	–	307,379
Net income for the six months ended June 30, 2025	–	–	–	–	(2,011,028)	(2,011,028)
Balance at June 30, 2025	41,640,950	$41,640	$-	$7,079,473	$13,036,846	$20,157,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$(2,011,028)	$5,997,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,005	66,984
Non-cash operating lease expense	1,036,202	639,629
Accretion of finance lease liabilities	1,680	2,555
Amortization of finance lease right-of-use assets	20,529	20,759
Gain on disposal of fixed asset	-	(36,001)
Provision for expected credit loss, net	(25,465)	250,780
Impairment loss of advances to supplier due to lawsuit	-	742,897
Stock based compensation	157,288	230,266
Amortization of share-based compensation related to options granted	307,379	-
Deferred tax assets	(521,498)	(297,244)
Changes in operating assets and liabilities:
Accounts receivable	(3,277,941)	(2,151,184)
Inventories	3,848,304	(5,030,636)
Advance to suppliers	(242,702)	(55,803)
Other assets	266,460	(174,666)
Due from a related party	8,576	-
Accounts payables	(3,329,249)	(4,464,698)
Other payable, accrued expense and other current liabilities	23,472	(27,496)
Tax payable	8,998	1,958,867
Accrued warranty liabilities	(201,908)	113,452
Accrued return liabilities	(229,943)	(81,003)
Contract liabilities	405,267	(629,980)
Due to shareholder	-	(3,603,616)
Lease liabilities – operating lease	(1,042,721)	(580,274)
Net cash (used in) provided by operating activities	(4,731,295)	(7,109,100)

Cash flows from investing activities:
Proceed from sales of property and equipment	-	162,001
Acquisition of property and equipment	-	(341,852)
Purchase of short-term investment	(3,000,000)	-
Proceeds from short-term investment	3,000,000	-
Net cash used in investing activities	-	(179,851)

Cash flows from financing activities:
Net proceeds from bank loan	-	2,668,762
Repayment of other loans	-	(303,583)
Repayment of finance lease liabilities	(21,482)	(23,162)
Proceed from common share issuances	-	80,000
Proceeds from initial public offering, net of share issuance costs	-	4,458,667
Due to shareholder	(3,016,300)	-
Proceeds from subscription deposits	-	920,331
Net cash provided by (used in) financing activities	(3,037,782)	7,801,015

Net increase (decrease) in cash and cash equivalents	(7,769,077)	512,064
Cash and cash equivalents, beginning of the period	10,210,084	765,814
Cash and cash equivalents, end of the period	$2,441,007	$1,277,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$64,794	$137,694
Cash paid for income taxes	$-	$52,570

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$-	$2,654,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “Controlling Shareholder”) of the Company and owns 77.2% equity interest of Massimo Group as of June 30, 2025.

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) and AISE agreed to invest $1 million in Massimo Motor Sports and $1 million in Massimo Marine to exchange their 15% of equity interest respectively. After the Reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE have been exchanged to 15% of equity interest in Massimo Group.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of June 30, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900  , included in inventories, net in the unaudited condensed consolidated balance sheet. Impairment provision of inventories were nil and nil for the three and six months ended June 30, 2025 and 2024, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Advances to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the three and six months ended June 30, 2025 and 2024, the Company recorded the impairment loss of nil, nil, nil and nil, respectively.

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

Impairment of long-lived assets

Long-lived assets, primarily consists of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and six months ended June 30, 2025 and 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans, which was grouped in other current assets, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, due to shareholder and current portion of lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of June 30, 2025 and December 31, 2024.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on the different products and sales channel. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of June 30, 2025 and December 31, 2024, $31,645 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the condensed consolidated balance sheet, respectively. For the three months ended June 30, 2025 and 2024, the Company reversed sales returns of $15,139 and recorded sales return of $398,058 respectively. For the six months ended June 30, 2025 and 2024, the Company recorded sales returns of $1,198,208 and $823,763 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer with the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of June 30, 2025 and December 31, 2024, $301,645 and $503,553 of product warranty were recorded in the condensed consolidated balance sheet, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded warranty expenses of $5,687 and $459,366 respectively. For the six months ended June 30, 2025 and 2024, the Company recorded warranty expenses of $125,419 and $846,325 respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of June 30, 2025 and December 31, 2024, the Company recorded contract liabilities of $855,266 and $449,999, respectively, which will be recognized as revenue upon delivery of the products sold. For the six months ended June 30, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal period to revenue were $441,960 and $929,686, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and six months ended June 30, 2025 and 2024 is disclosed in Note 18.

Cost of revenues

Cost of revenues includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of revenues primarily consists of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, warehouse supplies and depreciation expenses.

The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $2,298,848 and $3,488,294 for the three months ended June 30, 2025 and 2024, respectively. The freights and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $4,192,385 and $6,175,941 for the six months ended June 30, 2025 and 2024, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in cost of revenues and selling expenses. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $0 and $1,954,821 for the three months ended June 30, 2025 and 2024, respectively. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $2,184,860 and $3,061,868 for the six months ended June 30, 2025 and 2024, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $44,312 and $175,290 for the three months ended June 30, 2025 and 2024, respectively. Advertising costs presented in selling expenses were $261,143 and $403,766 for the six months ended June 30, 2025 and 2024, respectively.

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

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of June 30, 2025, the balance of one bank in Massimo Motor Sports exceeded the insured limits by $1,987,949. As of December 31, 2024, balances of two banks in Massimo Motor Sports exceeded the insured limits by $147,954 and $9,457,067, respectively.

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

e. Significant customers

For the three months ended June 30, 2025 and 2024, one customer accounted for 65% and 71% of the Company’s total revenues, respectively. For the six months ended June 30, 2025 and 2024, one customer accounted for 66% and 70% of the Company’s total revenues, respectively. As of June 30, 2025 and December 31, 2024, one customer accounted for 77% and 57% of the Company’s total accounts receivable, respectively.

f. Significant suppliers

For the three months ended June 30, 2025, three suppliers accounted for 36%, 14% and 10% of the Company’s total purchases, respectively. For the three months ended June 30, 2024, two suppliers accounted for 44% and 13% of the Company’s total purchases, respectively. For the six months ended June 30, 2025, two suppliers accounted for 24% and 16% of the Company’s total purchases, respectively. For the six months ended June 30, 2024, two suppliers accounted for 39% and 12% of the Company’s total purchases, respectively.

As of June 30, 2025, three suppliers individually accounted for 21%, 17% and 13% of the Company’s total accounts payable, respectively. As of December 31, 2024, two suppliers individually accounted for 33% and 18% of the Company’s total accounts payable, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024 (Restated)
Accounts receivable – third parties	$8,488,770	$5,210,829
Less: allowance for credit loss	(358,727)	(384,192)
Accounts receivable, net	$8,130,043	$4,826,637

The Company did not write off any uncollectible accounts receivable for the three and six months ended June 30, 2025 and 2024, respectively.

The Company recorded a reversal of allowance for credit loss of $75,474 and allowance of $16,482 for the three months ended June 30, 2024 and 2024, respectively. The Company recorded a reversal of allowance for credit loss of $25,465 and an addition of allowance for credit loss of $250,780 for the six months ended June 30, 2025 and 2024, respectively.

The movement of allowance for credit loss are as follows:

	June 30,2025	December 31, 2024 (Restated)
Balance as of beginning	$384,192	$557,360
Additional of provision	(25,465)	(173,168)
Ending balance	$358,727	$384,192

The Company’s accounts receivable balances as of June 30, 2025 and December 31, 2024 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30,2025	December 31, 2024 (Restated)
Products	$13,646,642	$18,001,768
Parts and accessories	1,753,352	1,113,872
Inventories in transit	4,930,349	4,861,016
Freight and duty	3,549,893	3,751,884
	23,880,236	27,728,540
Less: inventory allowance	(469,900)	(469,900)
Inventories, net	$23,410,336	$27,258,640

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were nil, nil, nil and nil for the three and six months ended June 30, 2025 and 2024, respectively.

The inventory allowance movement is as follows:

	June 30, 2025	December 31, 2024 (Restated)
Beginning balance	$469,900	$439,900
Addition of provision	-	30,000
Ending balance	$469,900	$469,900

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were nil and nil for the three and six months ended June 30, 2025 and 2024, respectively.

Partial inventories of $18,728,269 and $21,606,371 as of June 30, 2025 and December 31, 2024, respectively were pledged for the Company’s line of credit facility at Cathay Bank.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	June 30,2025	December 31, 2024
Advance to suppliers	$341,778	$871,856
Less: impairment loss allowance due to irrecoverable prepayment	-	(772,780)
Advance to suppliers, net	$341,778	$99,076

An impairment of advance to suppliers of nil and nil was recorded during the six months ended June 30, 2025 and 2024.

In June 2024, the Company reached a tentative agreement regarding general settlement terms with one supplier who would make payment of approximately $312,500 to resolve the claim. Therefore, the Company wrote off $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and related payment was received in October 2024.

NOTE 6 — PREPAID AND CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2025	December 31, 2024
Prepayment	$812,453	$1,096,383
Other receivables	141,519	124,049
Total	$953,972	$1,220,432

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	June 30, 2025	December 31, 2024
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	360,868
Vehicles	473,667	473,667
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,086,789	1,086,789
Less: accumulated depreciation and amortization	(621,535)	(554,530)
Property and equipment, net	$465,254	$532,259

The Company recorded depreciation expense of $33,503 and $30,473 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $67,005 and $66,984 for the six months ended June 30, 2025 and 2024, respectively.

There was no addition and an addition of $104,427 on property and equipment during the six months ended June 30, 2025 and 2024, respectively. There was a disposal of property and equipment with the net book value of nil and $42,655 with realized gain (loss) on the disposition of $nil and $(8,654) during the three months ended June 30, 2025 and 2024, respectively. There was no disposal and disposal of property and equipment with the net book value of $126,000 with realized gain of $36,001 on the disposal during the six months ended June 30, 2025 and 2024, respectively.

No impairment loss was recorded for the three and six months ended June 30, 2025 and 2024.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES

On August 1, 2018, Massimo Motor Sports signed a lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 220,000 square feet for monthly rent of $40,000 used for its operation. The lease expired on July 31, 2021 and was further renewed for another three years and expired on July 31, 2024 with monthly rent of $60,000, which was then further renewed for a five year term ending in July 31, 2029 with a monthly rent of $145,750. On April 29, 2023, Massimo Marine signed another lease agreement with Miller Creek Holding LLC, a related party owned by the Controlling Shareholder, to rent the warehouse and office space of total 66,000 square feet for monthly rent of $35,000 used for its operation. The lease expires on April 30, 2026. On May 1, 2024, Massimo Motor Sports and Massimo Marine signed another two lease agreements with Miller Creek Holding LLC, a related party owned by the Controller Shareholder, to rent additional warehouse and office space of 60,000 square feet and 30,000 square feet for monthly rent of $33,000 and $16,500 used for its operation, respectively. The leases will expire on August 31, 2029. The Company also had multiple lease agreements for machinery, office equipment and vehicles. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease expense for the three months ended June 30, 2025 and 2024 amounted to $716,492 and $405,552, respectively. Amortization of operating lease right-of-use assets amounted to $523,925 and $358,839 for the three months ended June 30, 2024 and 2025, respectively.

Total operating lease expense for the six months ended June 30, 2025 and 2024 amounted to $1,433,994 and $716,745, respectively. Amortization of operating lease right-of-use assets amounted to $1,036,202 and $639,629 for the six months ended June 30, 2025and 2024, respectively.

Total accretion of finance lease liabilities for the three months ended June 30, 2025 and 2024 amounted to $784 and $1,224, respectively. Amortization of finance lease right-of-use assets amounted to $10,380 and $10,379 for the three months ended June 30, 2025 and 2024, respectively.

Total accretion of finance lease liabilities for the six months ended June 30, 2025 and 2024 amounted to $1,680 and $2,555, respectively. Amortization of finance lease right-of-use assets amounted to $20,529 and $20,759 for the six months ended June 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	June 30, 2025	December 31, 2024

Operating lease liabilities - current	$2,118,166	$2,119,894
Operating lease liabilities - non-current	6,373,380	7,412,693
Total	$8,491,546	$9,532,587

Financing leases

	June 30, 2025	December 31, 2024

Finance lease liabilities - current	$39,652	$43,421
Finance lease liabilities - non-current	15,889	33,602
Total	$55,541	$77,023

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	June 30, 2025	December 31, 2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,433,885	$2,011,837
Financing cash flows used in finance leases	$10,686	$41,648
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$-	$9,587,851

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance lease	1.56 years	1.95 years
Operating leases	3.95 years	4.39 years

Weighted average discount rate:
Finance leases	5.10%	4.85%
Operating leases	8.61%	8.65%

The following is a schedule of maturities of operating and finance lease liabilities as of June 30, 2025:

Operating leases

Twelve months ending June 30,
2026	$2,759,994
2027	2,343,000
2028	2,343,000
2029	2,343,000
2030 and after	244,750
Total future minimum lease payments	10,033,744
Less: imputed interest	(1,542,198)
Present value of operating lease liabilities	$8,491,546

Finance leases

Twelve months ending June 30,

2026	$41,651
2027	11,036
2028	5,800
Total future minimum lease payments	58,487
Less: imputed interest	(2,946)
Present value of finance lease liabilities	$55,541

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 —RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	June 30, 2025	December 31, 2024
Balance as of beginning	$261,588	$283,276
Actual recognized products return	(1,491,441)	(1,061,694)
Accruals for product return liabilities	1,198,208	1,040,006
Ending balance	$31,645	$261,588

NOTE 10 — WARRANTY LIABILITIES

The following table shows changes in the Company’s accrued warranties and related costs:

	June 30, 2025	December 31, 2024
Balance as of beginning	$503,553	$619,113
Cost of warranty claims	(327,327)	(1,274,037)
Accruals for product warranty	125,419	1,158,477
Ending balance	$301,645	$503,553

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	June 30, 2025	December 31, 2024
Credit card liabilities	$-	$13,792
Sales Tax payable	25,976	27,129
Other current liabilities	103,650	-
Payroll liabilities	29,078	139,311
Accrual on litigation (a)	6,033,961	5,988,961
Total	$6,192,665	$6,169,193

Note (a): Balance mainly represented $5,988,961 accrual of litigation in connection with Nebula (see Note 17).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Due to shareholder

Due to shareholder consists of the following:

	June 30, 2025	December 31, 2024

Loan from David Shan, opening balance	$5,546,548	$7,920,141
Repayment	(3,016,300)	(2,373,593)
Loan from David Shan , ending balance	2,530,248	5,546,548
Non-current	-	-
Current	$2,530,248	$5,546,548

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have such requirement. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024. The Company made repayments totaling $3,016,300 and $2,373,593 towards this loan during the six months ended June 30, 2025 and the year ended December 31, 2024. The Company intends to continue the repayments of the loan from Mr. Shan in the next twelve months.

(b) Loan guarantee provided by related parties

In connection with the Company’s bank borrowings, Mr. David Shan, the controlling shareholder and Massimo Group, the holding company of Massimo Motor provided an unlimited guarantee to the Company’s loan.

(c) Due from a related party

	June 30, 2025	December 31, 2024

Vessel Technology Inc.	$-	$8,576

Due from a related party was nil and $8,576 as of June 30, 2025 and December 31, 2024. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine were incorporated in the United States and are subject to a statutory income tax rate at 21%.

As of June 30, 2025 and December 31, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three and six months ended June 30, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024 are 26.00%, 20.31%, 22.42% and 22.23% respectively.

The provision for income tax consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Income tax provision – current	$4,718	$898,749	$8,998	$2,011,437
Income tax (recovery) - deferred	22,578	(84,897)	(521,497)	(297,244)
Income tax provision	$27,296	$813,852	$(512,499)	$1,714,193

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income before income taxes	$104,975	$3,629,882	$(2,523,527)	$7,711,505
Income tax at the federal statutory rate	21%	21%	21%	21%
Statutory U.S. federal income tax	22,044	762,275	(529,941)	1,619,416
State margin tax	4,718	43,000	8,998	83,738
Non-deductible expense	534	8,577	8,444	11,039
Total	$27,296	$813,852	$(512,499)	$1,714,193

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit loss	$75,333	$80,680
Property and equipment	16,480	16,480
Lease liability – operating	1,783,225	2,001,843
Lease liability – financing	11,664	16,175
Loss carried forward	575,934
Other temporary difference	970,678	1,018,553
Total deferred tax assets	3,433,314	3,133,731
Deferred tax liabilities:
Right of use assets – operating	(1,774,436)	(1,992,039)
Right of use assets – financing	(10,767)	(15,078)
Total deferred tax liabilities	(1,785,203)	(2,007,117)
Deferred tax assets (liabilities), net	$1,648,111	$1,126,614

NOTE 14 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented. For the three and six months ended June 30, 2025, the Company issued 6,750 and 101,000 shares with par value of $0.001 out of its 2024 stock incentive plan.

As of June 30, 2025 and December 31, 2024, 41,640,950 and 41,539,950 common shares were issued and outstanding, respectively, with par value of $0.001.

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares and meet the requirements for equity classification. The warrants were recorded at fair value on the date of grant as a component of shareholders’ equity. The fair value of these warrants was $220,000, which was considered a direct cost of IPO and included in additional paid-in capital. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying share of $4.02, risk free rate of 4.3%, expected term of five 5years; exercise price of the warrants of $5.63, volatility of 89%; and expected future dividends of nil.

As of June 30, 2025, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 3.76 years.

NOTE 15 — EARNINGS (LOSS) PER SHARE

For the three months ended June 30, 2025, the Company incurred a net profit and the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested Restricted Stock Units (“RSU”) are included in the computation of diluted net earnings per share. As a result, a total of 74,480 unvested RSU were included in the computation of weighted average number of common shares for the three months ended June 30, 2025.

For the six months ended June 30, 2025, the Company incurred a net loss . Accordingly, the effect of potential common shares from unexercised stock options, unexercised warrants, and unvested RSU was excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested RSU are included in the computation of diluted net earnings per share. As a result, a total of 127,228 and 63,614 unvested RSU were included in the computation of weighted average number of common shares for the three and six months ended June 30, 2024 respectively.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income attributable to the Company	$77,679	$2,816,030	$(2,011,028)	$5,997,312
Weighted average number of common shares outstanding – basic	41,566,110	41,259,614	41,566,110	40,629,807

Dilutive securities – unvested RSU	74,480	127,228	-	63,614
Weighted average number of common shares outstanding – diluted	41,640,950	41,386,842	41,566,110	40,693,421
Earnings per share – basic	$0.00	$0.07	$(0.05)	$0.15
Earnings per share – diluted	$0.00	$0.07	$(0.05)	$0.15

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded $111,439, $307,379, $170,321 and $170,321 stock-based compensation expense in connection with RSUs for three and six months ended June 30, 2025 and 2024, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Unvested at December 31, 2024	101,000	$3.88	0.37
Vested	(101,000)	3.88	-
Unvested at June 30, 2025	-	$-	-

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

The Company also granted Mr. Shan options to purchase up to 103,140 common shares, at an exercise price of $4.00 per share under a Nonqualified Stock Option (“NSO”) plan. The options were granted on May 22, 2024, and vest at a rate of 51,570 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $160,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of nil. These options will expire on May 21, 2034.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS (continued)

Options (continued)

The Company also granted two executives options to purchase up to 200,000 common shares, at an exercise price of $4.00 per share under ISO and NSO plans. The options were granted on May 22, 2024, and vest at a rate of 100,000 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to these two executives was $272,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of nil. These options will expire on May 21, 2034.

As of June 30, 2025, intrinsic value of the options is nil.

The Company recorded $66,808, $157,288, $59,945 and $59,945 stock-based compensation expense in connection with options for three and six months ended June 30, 2025 and 2024, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, June 30, 2025	350,000	$4.04	8.06
Exercisable, June 30, 2025	175,000	$4.04	8.06

As of June 30, 2025, the total unrecognized compensation cost related to outstanding RSUs and stock options was nil and $121,460, which the Company expects to recognize over a weighted-average period of nil and 0.89 year.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s condensed consolidated balance sheets or results of operations or liquidity as of June 30, 2025 and December 31, 2024, except the two discussed below.

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

NOTE 17 — COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunyinh Vehicle Co., Ltd. (“Zhejiang”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang. The Company has not purchased any products from Zheijang. In February 2024, Zhejiang filed a Second Amended Complaint. The Company filed a demurrer seeking to dismiss the Second Amended Complaint due to Zhejiang’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part the Company’s demurrer. The trial is scheduled for March 2026. Based on the current assessment, a negative outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements.

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

The following table presents sales by product categories for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

UTVs, ATVs and e-bikes	$17,607,760	$34,233,277	$33,032,195	$62,926,418
Pontoon Boats	1,308,158	1,169,376	785,445	2,627,912
Total	$18,915,918	$35,402,653	$33,817,640	$65,554,330

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2025 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements  .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Report and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“fiscal 2024”), as filed with the Securities and Exchange Commission (the “SEC”), on March 26, 2025 and as amended on May 20, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 93.1% and 96.7% of total revenue for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, revenue from sales of UTVs and ATVs represented 97.7% and 96.0% of total revenue, respectively.

We also generate revenue from the sales of Pontoon Boats, which represented 6.9% and 3.3% of our revenue for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, revenue from the sales of Pontoon Boats represented 2.3% and 4.0% of our revenue, respectively.

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

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports (with whom we have a significant supplier relationship) or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We intend to fund our growth out of the internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the six months ended June 30, 2025, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of fluctuations in the sale of Pontoon Boats - A segment of our sales revenue stemming from Massimo Marine exhibits a seasonal sales pattern. Boat sales are also influenced by the financing arrangements for boat purchases, which are susceptible to fluctuations in interest rates. For the three and six months ended June 30, 2025 and 2024, our revenue generated from Massimo Marine was approximately 6.9%, 2.3%, 3.3% and 4.0% of our total revenue, respectively .

●

Uncertainty and impacts from recent US tariff policies - Governments have, and may continue to, turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. Under the current U.S. administration, there is significant and increasing uncertainty about the future economic relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. In January 2025 the United States announced the commencement of additional substantial tariffs on imports from various countries, including China, Canada and Mexico. In February, the U.S. imposed 10% new tariff on imports from China. On March 4, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada and enacted an extra 10% tariff on Chinese imports, therefore doubling the previously levied tariff from 10% in February to an additional 20% on imports from China. In response, China announced retaliatory tariffs on U.S. agricultural goods and export restrictions to the U.S., in addition to filing a lawsuit with the World Trade Organization.

On April 2, 2025, President Trump announced new tariffs on many U.S. trading partners, including a 34% tax on imports from China. The 34% tariff on imports from China was in addition to the 20% tariff announced. Protectionist developments, or the perception that they may occur, may have an effect on global economic conditions, and may reduce global trade.

On April 9, 2025, President Trump increased tariffs on Chinese imports, culminating in a total tariff rate of 145%. These increased tariff is aimed at addressing trade imbalances and other concerns. On April 10, 2025, China raised tariff on all U.S. goods to 84% and further increased to 125% on April 12, 2025.

On May 14, 2025, the United States and China have entered a 90-day trade truce, temporarily easing the heightened tariffs, and agreed to reduce tariffs for a 90-day period. The U.S. lowered tariffs on Chinese imports from a peak of 145% to 30%, while China reduced its duties on U.S. goods from 125% to 10%.

Although we are in the middle of a trade truce period, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly from the Asia-Pacific region, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may further reduce the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our customers’ business, operating results and financial condition and could thereby affect their ability to make timely payments to us and their orders quantity. This could have a material adverse effect on our business, operating results, cash flows and financial condition.

Results of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and six months ended June 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$18,915,918	$35,402,653	$33,817,640	$65,554,330
Cost of revenues	12,049,501	23,903,396	22,726,573	43,603,686
Gross profit	6,866,417	11,499,257	11,091,067	21,950,644

Operating expenses:
Selling expense	2,154,417	3,097,362	4,024,381	5,307,846
General and administrative	4,425,166	4,094,737	8,644,766	8,201,642
Impairment loss on supplier deposit due to lawsuit	-	742,897	-	742,897
Research and development expense	144,757	-	985,953	162,250
Total operating expenses	6,724,340	7,934,996	13,655,100	14,414,635

Income from operations	142,077	3,564,261	(2,564,033)	7,536,009

Other income (expense):
Other income, net	26,602	132,268	105,300	379,837
Interest expense	(63,704)	(66,647)	(64,794)	(204,341)
Total other income (expense), net	(37,102)	65,621)	40,506	175,496)

Income before income taxes	104,975	3,629,882	(2,523,527)	7,711,505

Provision for income taxes	27,296	813,852	(512,499)	1,714,193

Net income and comprehensive income	$77,679	$2,816,030	$(2,011,028)	$5,997,312

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	For the Three months ended June 30,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$18,915,918	100.0%	$35,402,653	100.0%	$(16,486,735)	(46.6)%
Cost of sales	12,049,501	51.3%	23,903,396	67.5%	(11,853,895)	(49.6)%
Gross profit	6,866,417	36.3%	11,499,257	32.5%	(4,632,840)	(40.3)%
Operating expenses
Selling expenses	2,154,417	11.4%	3,097,362	8.7%	(942,945)	(30.4)%
General and administrative expenses	4,425,166	23.4%	4,094,737	11.6%	330,429	8.1%
Impairment loss on supplier deposit due to lawsuit	-	-%	742,897	2.1	742,897	-
Research and development expenses	144,757	0.8%	-	-%	144,757	-
Total operating expenses	6,724,340	35.5%	7,934,996	22.4%	(1,210,656)	(15.3)%
Income from operations	142,077	0.8%	3,564,261	10.1%	(3,422,184)	(96.0)%
Other income (expenses)
Other income, net	26,602	0.1%	132,268	0.4%	(105,666)	(79.9)%
Interest expense	(63,704)	(0.3)%	(66,647)	(0.2)%	2,943	(4.4)%
Total other income/(expenses)	(37,102)	(0.2)%	65,621	0.2)%	(102,723)	(156.5)%
Income before income taxes	104,975	10.3%	3,629,882	10.3%	(3,524,907)	(97.1)%
Provision for income taxes	27,296	2.3%	813,852	2.3%	(786,556)	(96.6)%
Net income	$77,679	0.4%	$2,816,030	8.0%	$(2,738,351)	(97.2)%

Revenues

Revenues decreased by $16.5 million, or 46.6%, from $35.4 million for the six months ended June 30, 2024, to $18.9 million for the six months ended June 30, 2025. The decrease in revenue was primarily due to the contraction of the U.S. economy and reduced consumer spending. New tariffs contributed to rising inflation, with U.S. consumer inflation reported at 2.8% year-over-year in February 2025, and expectations of further increases. This uncertainty in the economic environment, coupled with high, long-lasting interest rates, led to reduced spending and demand from retail end customers for discretionary goods, particularly luxury items like yachts and pontoon boats. At the same time, the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers, may have contributed to the reduced order sizes from our major big-box customers.

Our sales were nearly stagnant in April and May for the three months ended June 30 ,2025, but recovered to last year’s levels in June, lifting the quarterly average.

Revenue by Type

	For the three months ended June 30,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$17,607,760	95.2%	$34,233,277	96.7%	$(16,625,517)	(48.6)%
Pontoon Boats	1,308,158	4.8%	1,169,376	3.3%	138,782	11.9%
Total	$18,915,918	100.0%	$35,402,653	100.0%	$(16,486,735)	(46.6)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and electric bikes decreased by $16.6 million, or 48.6%, from $34.2 million for the three months ended June 30, 2024 to $17.6 million for the three months ended June 30, 2025  . The decrease in revenue was primarily attributed to a decline in sales volume from big box stores. Due to the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers , which were further exacerbated in January 2025. These geopolitical factors have created a volatile market environment, leading to reduced confidence among our major retail customers, especially big-box stores that typically place large volume orders.

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

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats increased by $0.1 million, or 11.9%, from $1.2 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. Although an industry-wide downturn caused by high interest rates and inflation, which have impacted the consumption of non-essential goods. We cleared out our inventory of pontoon boats we maintained for the three months ended June 30, 2025 and there is no rejection from floorplan financing providers such as Northpoint in the second quarter.

Gross profit

Our gross profit decrease by $4.46 million, or 40.3%, from $11.5million in the second quarter of fiscal 2024, to $6.9 million in the second quarter of fiscal 2025. The gross profit margin was 36.3% in the second quarter of fiscal 2025, compared with 32.5% in the same period last year. The increase in gross margin was mainly due to an increase in sales compared to the first quarter as recovered to last year’s levels in June, lifting the quarterly average.

Our cost and gross profit by revenue types are as follows:

	For the three months ended June 30, 2025			For the three months ended June 30, 2024
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$10,874,116	$6,733,644	38.2	$22,996,249	$11,237,028	32.8	$(12,122,133)	$(4,503,384)	5.4
Pontoon Boats	1,175,385	132,773	10.1	907,147	262,229	22.4	268,238	(129,456)	(12.3)
Total	$12,049,501	$6,866,417	36.3	$23,903,396	$11,499,257	32.5	$(11,853,895)	$(4,632,840)	3.8

The cost of revenue on UTVs, ATVs and e-bikes decreased by $12.0 million, or 52.7%, from $23.0 million in the second quarter of fiscal 2024 to $11.0 million   in the second quarter of fiscal 2025, and the gross profit decreased by $4.5 million, or 40.1%, from $11.2 million in the second quarter of fiscal 2024 to $6.7 million in the second quarter of fiscal 2025. The gross margin increase by 5.4%, from 32.8% in the second quarter of fiscal 2024 to 38.2% in the second quarter of fiscal 2025. The decrease in the cost of revenue was primarily due to decreased product purchase cost, resulting from the decrease in sales volume.

The cost of revenue on Pontoon Boats increase by $0.3 million, or 29.6%, from $0.9 million in the second quarter of fiscal 2024 to $1.2 million in the second quarter of fiscal 2025, and the gross profit decreased by $0.1 million, or 49.4%, from $0.3 million in the second quarter of fiscal 2024 to $0.1 million in the second quarter of fiscal 2025. The gross margin decreased by 12.13%, from 22.4% in the second quarter of fiscal 2024 to 10.1% in the second quarter of fiscal 2025. The decrease in gross margin was primarily because of strategically focusing on clearing to sell Pontoon Boats in the second quarter of fiscal 2025 compared to that of fiscal 2024.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. These expenses decreased by $0.9 million, or 30.4%, from $3.1 million in the second quarter of fiscal 2024 to $2.2 million in the second quarter of fiscal 2025, representing 11.4% and 8.7% of our total revenue in the second quarter of fiscal 2025 and fiscal 2024, respectively. The decrease was primarily driven by a $0.5 million reduction in warranty expenses, reflecting improvements in quality control and customer service. The launch of a traveling technician team enabled faster and more efficient responses to customer service requests, which helped lower overall repair costs.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $0.3 million, or 8.1%, from $4.1 million in the second quarter of fiscal 2024 to $4.4 million in the second quarter of fiscal 2025. The increase was mainly due to increased salaries and benefits and rent expense, which were partly offset by a decrease in professional and legal fees and impairment loss. Our general and administrative expenses represented 23.4% and 11.6% of our total revenue in the second quarter of fiscal 2025 and the second quarter of fiscal 2024, respectively.

Our salaries and benefits were $1.9 million and $1.7 million, representing 45.1% and 42.3% of our total general and administrative expenses in the second quarter of fiscal 2025 and in the second quarter of fiscal 2024, respectively. The increase in balance was mainly due to one-off salaries compensation paid to an employee as result of employment termination and stock-based compensation expense of $0.2 million recognized on RSUs and stock option grant.

Our rent expenses increased by $0.1 million or 17.1%, from $0.5 million in the second quarter of fiscal 2024 to $0.6 million in the second quarter of fiscal 2025, representing 14.0% and 12.9% of our total general and administrative expenses in the second quarter of fiscal 2025 and 2024, respectively. Our rent expense increased due to the higher renewal rent rate and the addition of a new lease agreement in the first quarter of fiscal 2025.

Our professional fees decreased by $0.2 million or 33.0%, from $0.6 million in the second quarter of fiscal 2024 to $0.4 million in the second quarter of fiscal 2025, representing 8.4% and 13.6% of our total general and administrative expenses in the second quarter of fiscal 2025 and 2024, respectively. The decrease was primarily attributable to fewer ongoing lawsuits cases that require legal consulting service in the second quarter of fiscal 2025 when compared with same period in last year.

Impairment loss on supplier deposit due to lawsuit

During the three months ended June 30, 2024, we recorded a one-time impairment loss of approximately $0.7 million on advanced deposit to one supplier. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier during the three months ended June 30, 2024. During the three months ended June 30, 2025, we had no impairment loss of prepayment.

Interest expenses

Our interest expense decreased by $2,943 or 4.4%, from $66,647 in the second quarter of fiscal 2024 to $63,704 in the second quarter of fiscal 2025. The decrease in interest expense was mainly because we did not have any bank loans during the period but we recorded a bank charge $50,409 to establish a letter of credit.

Other income, net

Our other income was $26,602 in the second quarter of fiscal 2025, as compared with $132,268 in the second quarter of fiscal 2024, a decrease of $105,295, or 390.4%. The decrease was primarily related to we did not have such writing off a long outstanding negative balance of account receivable compared with the same period of the previous year.

Income before income taxes

We had an decrease of $3.5 million in income before income taxes from $3.6 million in the second quarter of fiscal 2024 to approximately $0.1 million in the second quarter of fiscal 2025, respectively. The decrease was primarily attributable to the decrease in gross profit by $4.6 million, which was partly offset by a decrease of operating expenses of approximately $1.2 million in the second quarter of fiscal 2024, as well as other expenses as discussed above.

Provision for income taxes

The income tax expense was approximately $0.03 million and $0.8 million for the second quarter of fiscal 2025 and 2024, respectively. The decrease in balance was mainly due to the decrease in taxable income as discussed above.

Net income

We had net income of $0.08 million and $2.8 million in the second quarter of fiscal 2025 and 2024, respectively. The decrease was primarily due to decreased revenues and gross profit, offset by a decrease in operating expenses as discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	For the Six months ended June 30,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$33,817,640	100.0%	$65,554,330	100.0%	$(31,736,690)	(48.4)%
Cost of sales	22,726,573	67.2%	43,603,686	66.5%	(20,877,113)	(57.5)%
Gross profit	11,091,067	32.8%	21,950,644	33.5%	(10,859,577)	(49.5)%
Operating expenses
Selling expenses	4,024,381	11.9%	5,307,846	8.1%	(1,283,465)	(24.2)%
General and administrative	8,644,766	25.6%	8,201,642	12.5%	443,124	5.4%
Impairment loss on supplier deposit due to lawsuit	-	%	742,897	1.1%	(742,897)	(100.0)%
Research and development	985,953	2.9%	162,250	0.2%	823,703	507.7%
Total operating expenses	13,655,100	40.4%	14,414,635	22.0%	(759,535)	(5.3)%
Income from operations	(2,564,033)	(7.6)%	7,536,009	11.5%	(10,100,042)	(134.0)%
Other income (expenses)
Other income, net	105,300	0.3%	379,837	0.6%	(274,537)	(72.3)%
Interest expense	(64,794)	(0.2)%	(204,341)	(0.3)%	139,547	68.3%
Total other income/(expenses)	40,506	0.1%	175,496	0.3%	(134,990)	(76.9)%
Income before income taxes	(2,523,527)	(7.5)%	7,711,505	11.8%	(10,235,032)	(132.7)%
Provision for income taxes	(512,499)	(1.5)%	1,714,193	2.6%	(2,226,692)	(129.9)%
Net income	$(2,011,028)	(5.9)%	$5,997,312	9.1%	$(8,008,340)	(133.5)%

Revenue

Revenues decrease by $31.7 million, or 48.4%, from $65.6 million for the six months ended June 30, 2024, to $33.8 million for the six months ended June 30, 2025. The decrease in revenue was primarily due to the contraction of the U.S. economy and reduced consumer spending. New tariffs contributed to rising inflation, with U.S. consumer inflation reported at 2.8% year-over-year in February 2025, and expectations of further increases. This inflationary environment, coupled with high, long-lasting interest rates, led to reduced spending and demand from retail end customers for discretionary goods, particularly luxury items like yachts and pontoon boats. At the same time, the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025, caused our major big-box customers to reduce their orders.

Revenue by Type

	For the six months ended June 30,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$33,032,195	97.7%	$62,926,418	96.0%	$(29,894,223)	(47.5)%
Pontoon Boats	1,822,352	5.4%	2,627,912	4.0%	(805,560)	(30.7)%
Subtotal	34,854,547	103.1%	65,554,330	100%	(30,699,783)	(46.8)%
Repurchase of goods under litigation settlement	(1,036,907)	(3.1)%	-	-	(1,036,907)	NA
Total	$33,817,640	100.0%	$65,554,330	100.0%	$(31,736,690)	(48.4)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes decreased by $29.9 million, or 47.5%, from $62.9 million for the six months ended June 30, 2024 to $33.0 million for the six months ended June 30, 2025. The decrease in revenue was primarily attributed to a decline in sales volume from big box stores. Due to the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025. These geopolitical factors have created a volatile market environment, leading to reduced confidence among our major retail customers, especially big-box stores that typically place large volume orders.

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

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decrease by $0.8 million, or 30.7%, from $2.6 million for the six months ended June 30, 2024 to $1.8 million for the six months ended June 30, 2025. The decrease was primarily driven by an industry-wide downturn caused by high interest rates and inflation, which have impacted the consumption of non-essential goods. In addition, high rejection rates from floorplan financing providers such as Northpoint have directly affected the inventory level that dealers can maintain, thereby reducing our sales in this category. This trend aligns with broader industry challenges. Ongoing economic uncertainty in the U.S. has further reduced discretionary spending on luxury boats, negatively affecting sales of high-end models such as our yacht.

Gross profit

Our gross profit decreased by $10.9 million, or 49.5%, from $22.0 million for the six months ended June 30, 2024 to $11.1 million for the six months ended June 30, 2025. Gross profit margin was 32.8% for the six months ended June 30, 2025, compared with 33.5% in the same period last year. The decrease in gross margin was mainly due to an increase in freight absorbed in cost of sales.

Our cost and gross profit by revenue types are as follows:

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$21,856,720	$11,175,475	33.8	$41,459,865	$21,466,553	34.1	$(19,603,145)	$(10,291,078)	(0.3)
Pontoon Boats	1,653,959	168,393	9.2	2,143,821	484,091	18.4	(489,862)	(315,698)	(9.2)
Subtotal	23,510,679	11,343,868	32.5	43,603,686	21,950,644	33.5	(20,093,007)	(10,606,776)	(0.9)
Cost of inventory recovered from litigation	(784,106)	(252,800)	24.4	-	-	-	(784,106)	(252,800)	24.4
Total	$10,677,072	$4,224,650	32.8	$43,603,686	$21,950,644	33.5	$(20,877,113)	$(6,226,737)	(6.3)

Cost of revenue on UTVs, ATVs and e-bikes decreased by $19.6 million, or 47.3%, from $41.5 million for the six months ended June 30, 2024, to $21.9 million for the six months ended June 30, 2025 and gross profit decreased by $10.3 million, or 47.9%, from $21.5million for the six months ended June 30, 2024, to $11.2 million for the six months ended June 30, 2025. Gross margin slightly decreased by 0.3%, from 34.1% for the six months ended June 30, 2024 to 33.8% for the six months ended June 30, 2025. The decrease in the cost of revenue was primarily due to decreased product purchase cost, resulting from the decrease in sales volume. The decline in gross margin was primarily driven by higher freight costs compared to the prior year.

Cost of revenue on Pontoon Boats decreased by $0.5 million, or 22.8%, from $2.1 million for the six months ended June 30, 2024, to $1.6 million for the six months ended June 30, 2025, and gross profit decreased by $0.3 million, or 65.2%, from $0.5 million for the six months ended June 30, 2024, to $0.2 million for the six months ended June 30, 2025. Gross margin decreased by 9.2%, from 18.4% for the six months ended June 30, 2024, to 9.2% for the six months ended June 30, 2025. The decrease in gross margin was primarily because of strategically focusing on clearing to sell Pontoon Boats for the six months ended June 30,2025, compared to the prior year.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. They decreased by $1.3 million, or 24.2%, from $5.3 million for the six months ended June 30, 2024, to $4.0 million for the six months ended June 30, 2025, representing 11.9% and 8.1% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily driven by a $0.7 million reduction in warranty expenses, reflecting improvements in quality control and customer service. The launch of a traveling technician team enabled faster and more efficient responses to customer service requests, which helped lower overall repair costs. The advertising fee decreased for $0.1 million which is consist with the decrease in sales.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses increased by $0.4 million, or 5.4%, from $8.2 million for the six months ended June 30, 2024, to $8.6 million for the six months ended June 30, 2025. The increase was mainly due to increased salaries and benefit, insurance expense and professional fees that are related to being a public company, partly offset by a decrease in legal fee. Our general and administrative expenses represented 25.6% and 12.5% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

Our salaries and benefits were $3.3 million and $2.8 million, representing 38.6% and 34.5% of our total general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively. The increase in the balance was mainly due to a severance package of $0.5 million paid to an employee as result of employment termination and the stock-based compensation expense of $0.2 million recognized on RSUs and stock option grants.

Our rent expenses increased by $0.3 million or 23.7%, from $1.2 million for the six months ended June 30, 2024, to $1.5 million for the six months ended June 30, 2025, representing 17.6% and 15.0% of our total general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively. Our rent expense increased due to the higher renewal rent rate and the addition of a new lease agreement for the six months ended Jun30, 2025, compared to the same period last year.

Our professional and legal fees decreased by $0.4 million or 28.5%, from $1.3 million for the six months ended June 30, 2024, to $0.9 million for the six months ended June 30, 2025, representing 10.9% and 16.1% of our total general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily attributable to fewer ongoing lawsuits cases that require legal consulting service for the six months ended June 30, 2025 when compared with same period in last year, partly offset by increased in professional fee that are related to being a public company.

Impairment loss on supplier deposit due to lawsuit

During the three months ended June 30, 2024, we recorded a one-time impairment loss of approximately $0.7 million on advanced deposit to one supplier. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier during the three months ended June 30, 2024. During the three months ended June 30, 2025, we had no impairment loss of prepayment.

Interest expenses

Our interest expense decreased by $139,547 or 68.3%, from $204,341 for the six months ended June 30, 2024, to $64,794 for the six months ended June 30, 2025. The decrease in interest expense was mainly because we did not have any bank loans during the period.

Other income, net

Our other income of $105,300 for the six months ended June 30, 2025, compared with $379,837 for the six months ended June 30, 2024, decreased by $274,537, or 72.3%. We wrote off a vendor’s account payable balance by $177,147 as a result of a settlement between the vendor and the Company for the six months ended June 30, 2024, which was one-off income. However, we did not have such income in the current same period.

(Loss)Income before income taxes

We had an decrease of $10.2 million in income before income taxes from $7.7 million for the six months ended June 30, 2024, to approximately $2.5 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease of $10.9 million in gross profit, partly offset by an decrease of $0.8 million in operating expenses as discussed above.

Provision for income taxes

We did not have current income tax for the six months ended June 30, 2025 due to net loss position and we recognized a deferred income tax recovery of $0.5 million due to temporary differences recognized and net operating loss carried forward. For the six months ended June 30, 2024, we had current income tax of $1.7 million arising from net assessable income.

Net income

Net loss was $2.0 million for the six months ended June 30, 2025, compared with net income of $6.0 million for the same period last year. The decrease was primarily due to decreased revenues and gross profit, offset by an decrease in operating expenses, as discussed above.

Cash Flows

For the Periods Ended June 30, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Periods Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(4,731,295)	$(7,109,100)
Net cash (used in) investing activities	-	(179,851)
Net cash provided by (used in) financing activities	(3,037,782)	7,801,015
Net increase (decrease) in cash and cash equivalents	(3,037,782)	512,064
Cash and cash equivalents, beginning of the period	10,210,084	765,814
Cash and cash equivalents, end of the period	$2,441,007	$1,277,878

Operating Activities

Net cash used in operating activities was approximately $4.7 million during the six months ended June 30, 2025, compared to net cash provided by operating activities of approximately $7.1 million during the six months ended June 30, 2024, representing an increase in the net cash used in operating activities of $2.4 million during the six months ended June 30, 2025 compared with the same period in 2024. The decrease is primarily due to the following:

●	Net loss of $2.0 million for the six months ended Jun 30, 2025 compared with net income of $6.0 million for the six months ended June 30, 2024.

●	Our net income was adjusted for non-cash items, including written-off of account receivables, non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment loss of asset, stock-based compensation expense, amortization and depreciation, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $1.0 million during the six months ended June 30, 2025, compared to non-cash items of approximately $1.6 million during the same period in 2024.

●	Inventory increased by approximately $3.8 million during the six months ended June 30, 2025, compared to a decrease by approximately $2.9 million during the six months ended June 30, 2025.

●	Our tax payable remained almost unchanged during the six months ended June 30, 2025, compared to an increase of approximately $1.9 million during the same period in 2024, primarily because we did not have current tax expense due to loss position.

Investing Activities

Net cash used in investing activities was nil for the six months ended June 30, 2025 compared to net cash used in investing activities of $179,851 for the same period last year. We made a fixed deposit of $3.0 million with a bank in the first quarter of fiscal 2025 and had a proceed from the bank in the second quarter of fiscal 2025. During the same period in fiscal 2024, we had purchased and equipment of $0.3 million offsetting by a proceed of $0.2 million from sale of property and equipment during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was approximately $3.0 million during the six months ended June 30, 2025, compared to net cash used in financing activities of approximately $7.8 million during the six months ended June 30, 2024. We made a repayment of shareholder withdrawal of $3.0 million during the six months ended June 30, 2025 compared with we had a proceed from bank loan of $2.7 million and a net proceed from IPO of $4.5 million.

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

Working Capital

As of June 30, 2025, we had cash and cash equivalents of approximately $2.4 million. Our current assets were approximately $35.3 million, including approximately $8.2 million accounts receivable, approximately $23.4 million inventory, approximately $0.3 million advance to suppliers and approximately $1.0 million prepayment deposit and other receivables, and our current liabilities were approximately $19.4 million, including $6.2 million accounts payable to suppliers, $6.2 million other payable, accrued expenses and other current liabilities, $0.9 million contract liabilities, $1.1 million income tax payable, $2.5 million loan from a related party and $2.1 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $15.9 million.

Our accounts receivable increased from $4.8 million as of December 31, 2024 to $8.1 million as of June 30, 2025. The increase in accounts receivable was primarily attributed to the recovery of our sales in June.

Our primary source of cash is currently generated from our business and bank borrowings. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of capital raise, we are confident that we can continue to meet operational needs solely by utilizing cash flow generated from our operating activities.

Capital Expenditures

Our capital expenditures consists primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to nil and $341,852 for the six months ended June 30, 2025 and 2024, respectively.

Contractual Commitments

As of June 30, 2025, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$10,092,231	$2,801,645	$4,702,836	$2,587,750	$-

Off-balance Sheet Commitments and Arrangements

There was no off-balance sheet arrangements for the six months ended June 30, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of June 30, 2025 and December 31, 2024, $31,645 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2024 and 2023, we recorded sales return credits of $15,139 and $398,058 respectively. During the six-month period ended June 30, 2025 and 2024, we recorded sales return credits of $1,198,208 and $823,763 respectively.

Warranty

We generally provide a one-year limited warranty against defects in materials related to the sale of products. We consider the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of our warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. As of June 30, 2025 and December 31, 2024, $301,645 and $503,553 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2025 and 2024, we recorded warranty expenses of $5,687 and $459,366 respectively. During the six-month period ended June 30, 2025 and 2024, we recorded warranty expenses of $125,419 and $846,325 respectively .

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

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. As of June 30, 2025 and December 31, 2024, we recorded allowance for credit loss of $0.4 million and $0.4 million in the consolidated balance sheet, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared it to the cost on the book, which includes the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of June 30, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the condensed consolidated balance sheet. Impairment provision of inventories were nil, nil, nil and nil for the three and six months ended June, 2025 and 2024, respectively, included in cost of revenues in the condensed consolidated statement of operations and comprehensive income.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which, in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 26, 2025 and as amended on May 20, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Massimo Group

Date: August 14, 2025	/s/ David Shan
David Shan Chief Executive Officer
(principal executive officer)

Date: August 14, 2025	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

