Form 10-Q
period 2025-09-30
Massimo Group
filed 2025-11-07
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of September 30, 2025, there were 41,640,950 shares of the Company’s common stock issued and outstanding.

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

iii

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

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	As of
	September 30, 2025 (unaudited)	December 31,2024 (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,595,614	$10,210,084
Accounts receivable, net	5,382,674	4,826,637
Inventories, net	25,092,482	27,258,640
Advance to suppliers	341,778	99,076
Due from a related party	-	8,576
Prepaid and other current assets	1,228,523	1,220,432
Total current assets	34,641,071	43,623,445

NON-CURRENT ASSETS
Property and equipment at cost, net	492,669	532,259
Right of use operating lease assets, net	7,914,944	9,485,899
Right of use financing lease assets, net	40,893	71,801
Other non-current assets	49,500	49,500
Deferred tax assets	1,241,337	1,126,614
Total non-current assets	9,739,343	11,266,073
TOTAL ASSETS	$44,380,414	$54,889,518

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$4,699,212	$9,572,444
Other payable, accrued expenses and other current liabilities	6,122,518	6,169,193
Return liabilities	22,989	261,588
Warranty liabilities	238,959	503,553
Contract liabilities	363,743	449,999
Current portion of obligations under operating leases	2,034,503	2,119,894
Current portion of obligations under financing leases	32,991	43,421
Income tax payable	1,085,103	1,072,263
Due to a shareholder	2,130,248	5,546,548
Total current liabilities	16,730,266	25,738,903

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	5,919,867	7,412,693
Obligations under financing leases, non-current	11,638	33,602
Total non-current liabilities	5,931,505	7,446,295
TOTAL LIABILITIES	$22,661,771	$33,185,198

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,640,950 and 41,539,950 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	41,640	41,539
Additional paid-in-capital	7,113,750	6,614,907
Retained earnings	14,563,253	15,047,874
Total equity	21,718,643	21,704,320

TOTAL LIABILITIES AND EQUITY	$44,380,414	$54,889,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHESIVE INCOME(LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$16,990,855	$25,602,310	$50,808,495	$91,156,640
Cost of revenues	9,856,601	18,649,995	32,583,174	62,253,681
Gross profit	7,134,254	6,952,315	18,225,321	28,902,959

Operating expenses:
Selling expense	1,163,078	2,628,915	5,187,459	7,936,761
General and administrative expense	3,395,821	3,895,232	12,040,587	12,096,874
Impairment loss on supplier deposit due to lawsuit	-	29,883	-	772,780
Research and development expense	786,650	94,771	1,772,603	257,021
Total operating expenses	5,345,549	6,648,801	19,000,649	21,063,436

Income from operations	1,788,705	303,514	(775,328)	7,839,523

Other income (expense):
Other income, net	147,946	210,701	253,246	590,538
Loss on litigation	-	(3,573,651)	-	(3,573,651)
Interest expense	373	(64,462)	(64,421)	(268,803)
Total other income (expense), net	148,319	(3,427,412)	188,825	(3,251,916)

(Loss) Income before income taxes	1,937,024	(3,123,898)	(586,503)	4,587,607

(Recovery of ) Provision for income taxes	410,617	(621,665)	(101,882)	1,092,528

Net (loss) income and comprehensive (loss) income	$1,526,407	$(2,502,233)	$(484,621)	$3,495,079

(Loss) Earnings per Share – basic	$0.04	$(0.06)	$(0.01)	$0.09
Weighted average shares outstanding – basic	41,546,700	41,325,388	41,591,331	40,863,370
(Loss) Earnings per Share –diluted	$0.04	$(0.06)	$(0.01)	$0.09
Weighted average shares outstanding –diluted	41,640,950	41,325,388	41,591,331	41,005,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at June 30, 2024	41,322,485	$41,322	$–	$5,392,664	$19,283,277	$24,717,263
Common stock issued upon vesting of RSUs	6,750	7	–	(7)	–	–
Stock based compensation	–	–	–	328,099	–	328,099
Net income for the three months ended September 30, 2024	–	–	–	–	(2,502,233)	(2,502,233)
Balance at September 30, 2024	41,329,235	$41,329	$–	5,720,756	$16,781,044	$22,543,129

Balance at June 30, 2025	41,640,950	$41,640	$–	$7,079,473	$13,036,846	$20,157,959
Stock based compensation			–	34,277	–	34,277
Net income for the three months ended September 30, 2025	–	–	–	–	1,526,407	1,526,407
Balance at September 30, 2025	41,640,950	$41,640	$–	7,113,750	$14,563,253	$21,718,643

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806
Additional Paid-in capital	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,000,248		3,001,548
Common stock issued upon vesting of RSUs	29,235	29	–	79,971	–	80,000
Stock based compensation	–	–	–	558,365	–	558,365
Net income for the nine months ended September 30, 2024	–	–	–	–	3,495,079	3,495,079
Balance at September 30, 2024	41,329,235	$41,329	$–	$5,720,756	$16,781,044	$22,543,129

Balance at December 31, 2024	41,539,950	$41,539	$–	$6,614,907	$15,047,874	$21,704,320
Common stock issued upon vesting of RSUs	101,000	101	–	(101)	–	–
Stock based compensation	–	–	–	191,565	–	191,565
Amortization of share-based compensation related to RSU granted	–	–	–	307,379	–	307,378
Net income for the nine months ended September 30, 2025	–	–	–	–	(484,621)	(484,621)
Balance at September 30, 2025	41,640,950	$41,640	$-	$7,113,750	$14,563,253	$21,718,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$(484,621)	$3,495,079
Adjustments to reconcile net income to net cash provided by operating activities:		-
Depreciation	104,951	98,111
Non-cash operating lease expense	1,570,955	1,342,402
Accretion of finance lease liabilities	2,349	3,672
Amortization of finance lease right-of-use assets	30,908	31,139
Inventories reserve	-	(110,000)
Provision for expected credit loss, net	(6,217)	223,051
Gain on disposal of fixed asset	-	(36,001)
Impairment loss of asset	-	772,780
Loss on litigation	-	3,573,651
RSU compensation	307,379	426,666
Share-based compensation for services	191,565	131,699
Deferred tax assets	(114,723)	(974,691)
Changes in operating assets and liabilities:		-
Accounts receivable	(549,820)	(2,214,339)
Inventories	2,166,158	(5,002,834)
Due from a related party	8,576	-
Advance to suppliers	(242,702)	493,280
Other current assets	(8,091)	20,524
Related party payable	-	-
Accounts payables	(4,873,232)	(2,913,793)
Other payable, accrued expense and other current liabilities	(46,674)	336,032
Tax payable	12,840	(89,512)
Accrued warranty liabilities	(264,594)	(10,469)
Accrued return liabilities	(238,599)	(119,610)
Contract liabilities	(86,256)	(668,250)
Lease liabilities – operating lease	(1,578,217)	(1,205,510)
Net cash (used in) provided by operating activities	(4,098,065)	(2,396,923)

Cash flows from investing activities:		-
Proceed from sales of property and equipment	-	162,001
Purchase of short-term investment	(3,000,000)	-
Proceeds from short-term investment	3,000,000	-
Acquisition of property and equipment	(65,361)	(424,164)
Net cash used in investing activities	(65,361)	(262,163)

Cash flows from financing activities:
Repayment of other loans	-	(303,583)
Repayment of finance lease liabilities	(34,744)	(34,744)
Proceed from common share issuances	-	80,000
Due to shareholders	(3,416,300)	-
Proceeds from initial public offering, net of share issuance costs	-	4,458,667
Repayment of loan from a related party	-	(1,503,616)
Proceeds from subscription deposits	-	920,331
Net cash provided by (used in) financing activities	(3,451,044)	3,617,055

Net increase in cash and cash equivalents	(7,614,470)	957,969
Cash and cash equivalents, beginning of the period	10,210,084	765,814
Cash and cash equivalents, end of the period	$2,595,614	$1,723,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:		-
Cash paid for interest	$106,126	$244,173
Cash paid for income taxes	$-	$2,156,731

NON-CASH ACTIVITIES		-
Right of use assets obtained in exchange for operating lease obligations	$-	$9,758,345
Right of use assets obtained in exchange for finance lease	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”), is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “Controlling Shareholder”) of the Company and owns 77.2% equity interest of Massimo Group as of September 30, 2025.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of September 30, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the unaudited condensed consolidated balance sheet. Reverse of impairment provision of inventories were nil, nil $110,000 and $110,000 for the three and nine months ended September 30, 2025 and 2024, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Advances to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. An impairment loss allowance of advances to suppliers of nil, nil, $29,883 and $772,780 impairment loss allowance of advances to suppliers was recorded during the three and nine months ended September 30, 2025 and 2024.

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

Impairment of long-lived assets

Long-lived assets, primarily consist of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans which was grouped in other current assets, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, due to shareholder and current portion of lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of September 30, 2025 and December 31, 2024.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of September 30, 2025 and December 31, 2024, $22,989 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the condensed consolidated balance sheet, respectively. For the three months ended September 30, 2025 and 2024, the Company recorded sales returns of $69,854 in 2025 and recorded sales return of $163,666 in 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded sales returns of $1,268,062 and $824,978 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of the Company’s warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors. As of September 30, 2025 and December 31, 2024, $238,959 and $503,553 of product warranty were recorded in the condensed consolidated balance sheet, respectively. For the three months ended September 30, 2025 and 2024, the Company reversed and recorded warranty expenses of $5,687 and $234,314 respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded warranty expenses of $114,184 and $1,160,167 respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customer. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of September 30, 2025 and December 31, 2024, the Company records contract liabilities of $363,743 and $449,999, respectively, which will be recognized as revenue upon delivery of the products sold. For the nine months ended September 30, 2025 and 2024, the amounts transferred from contract liabilities at the beginning of the fiscal period to revenue were $363,743 and $449,999, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and nine months ended September 30, 2025 and 2024 is disclosed in Note 18.

Cost of revenues

Cost of revenues includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of revenues primarily consists of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, warehouse supplies and depreciation expenses.

The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $2,509,759 and $2,406,336 for the three months ended September 30, 2025 and 2024, respectively. The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $6,702,144 and $8,582,277 for the nine months ended September 30, 2025 and 2024, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in cost of revenues and selling expenses. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $919,055 and $1,500,947 for the three months ended September 30, 2025 and 2024, respectively. The shipping and freight expense incurred upon goods delivery to customers are included in selling expenses, amounting to $3,103,915 and $4,562,815 for the nine months ended September 30, 2025 and 2024, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $164,545 and $95,509 for the three months ended September 30, 2025 and 2024, respectively. Advertising costs presented in selling expenses were $425,708 and $499,274 for the nine months ended September 30, 2025 and 2024, respectively.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2024, a total of 63,614 unvested Restricted Stock Units (“RSU”) were included in the computation of weighted average number of common shares for the calculation of diluted EPS. For the three and nine months ended June 30, 2023, there were no dilutive shares.

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

Segment reporting

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company based on product type. As a result, the Company has identified two reportable segments, which reflects the way the Company is managed and operated. As the Company’s long-lived assets are all located in the United States and substantially all the Company’s revenues are derived from within the United States, no geographical segments are presented.

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of September 30, 2025, the balance of one bank in Massimo Motor Sports exceeded the insured limits by $1,983,849. As of December 31, 2024, balances of two banks in Massimo Motor Sports exceeded the insured limits by $147,954 and $9,457,067, respectively.

.

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

e. Significant customers

For the three months ended September 30, 2025 and 2024, one customer accounted for 69% and 72% of the Company’s total revenues, respectively. For the nine months ended June 30, 2025 and 2024, one customer accounted for 67% and 71% of the Company’s total revenues, respectively. As of September 30, 2025 and December 31, 2024, one customer accounted for 86% and 57% of the Company’s total accounts receivable, respectively.

f. Significant suppliers

For the three months ended September 30, 2025, three suppliers accounted for 38%, 13% and 11% of the Company’s total purchases, respectively. For the three months ended September 30, 2024, two suppliers accounted for 47% and 15% of the Company’s total purchases, respectively. For the nine months ended September 30, 2025, three suppliers accounted for29%, 19% and 16% of the Company’s total purchases, respectively. For the nine months ended June 30, 2024, two suppliers accounted for 41% and 14% of the Company’s total purchases, respectively.

As of September 30, 2025, three suppliers individually accounted for 23%, 16% and 15% of the Company’s total accounts payable, respectively. As of December 31, 2024, two suppliers individually accounted for 33% and 18% of the Company’s total accounts payable, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024 (Restated)
Accounts receivable – third parties	$5,760,649	$5,210,829
Less: allowance for credit loss	(377,975)	(384,192)
Accounts receivable, net	$5,382,674	$4,826,637

The Company did not write off any uncollectible accounts receivable for the three and nine months ended September 30, 2025 and 2024, respectively.

The Company recorded an addition of allowance for credit loss of $18,668 and a reverse of allowance of $27,729 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a reversal of allowance for credit loss of $6,217 and an addition of allowance for credit loss of $223,051 for the nine months ended September 30, 2025 and 2024, respectively.

The movement of allowance for credit loss are as follow:

	September 30, 2025	December 31, 2024 (Restated)
Balance as of beginning	$384,192	$557,360
Additional of provision	(6,217)	(173,168)
Ending balance	$377,975	$384,192

The Company’s accounts receivable balances as of September 30, 2025 and December 31, 2024 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2025	December 31, 2024 (Restated)
Products	$16,552,757	$18,001,768
Parts and accessories	1,597,917	1,113,872
Inventories in transit	2,884,738	4,861,016
Freight and duty	4,526,970	3,751,884
	25,562,382	27,728,540
Less: inventory allowance	(469,900)	(469,900)
Inventories, net	$25,092,482	$27,258,640

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were nil, nil, $110,000 and $110,000 for the three and nine months ended September 30, 2025 and 2024, respectively.

The inventory allowance movement is as follows:

	September 30, 2025	December 31, 2024 (Restated)
Beginning balance	$469,900	$439,900
Addition of provision	-	30,000
Ending balance	$469,900	$469,900

Impairment provision of inventories were nil and nil for the three and nine months ended September, 2025 and a reversal of impairment provision of inventories recorded were $110,000 and $110,000 for the three and nine months ended September 30, 2024, respectively, and is included in cost of revenues in the condensed consolidated statement of operations and comprehensive income.

Partial inventories of $20,073,986 and $21,606,371 as of September 30, 2025 and December 31, 2024, respectively were pledged for the Company’s line of credit facility at Cathay Bank.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	September 30, 2025	December 31, 2024
Advance to suppliers	$341,778	$871,856
Less: impairment loss allowance due to irrecoverable prepayment	-	(772,780)
Advance to suppliers, net	$341,778	$99,076

An impairment loss allowance of advances to suppliers of nil, nil, $29,883 and $772,780 impairment loss allowance of advances to suppliers was recorded during the three and nine months ended September 30, 2025 and 2024.

In June 2024, the Company reached a tentative agreement regarding general settlement terms with one supplier who would make payment of approximately $312,500 to resolve the claim. Therefore, the Company wrote off $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and related payment was received in October 2024.

NOTE 6 — PREPAID AND CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2025	December 31, 2024
Prepayment	$812,453	$1,096,383
Other receivables	416,070	124,049
Total	$1,228,523	$1,220,432

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	September 30, 2025	December 31, 2024
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	360,868
Vehicles	473,667	473,667
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,086,789	1,086,789
Less: accumulated depreciation and amortization	(594,120)	(554,530)
Property and equipment, net	$492,669	$532,259

The Company recorded depreciation expense of $37,946 and $31,127 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $104,951 and $98,111 for the nine months ended September 30, 2025 and 2024, respectively.

There was an addition of $65,361 and an addition of $424,164 on property and equipment during the nine months ended September 30, 2025 and 2024, respectively. There was no disposal of property and equipment during the three months ended September 30, 2025 and 2024, respectively. There was no disposal and disposal of property and equipment with the net book value of $126,000 with realized gain of $36,001 on the disposal during the nine months ended September 30, 2025 and 2024, respectively.

No impairment loss was recorded for the three and nine months ended September 30, 2025 and 2024.

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

Total operating lease expense for the three months ended September 30, 2025 and 2024 amounted to $715,829 and $624,232, respectively. Amortization of operating lease right-of-use assets amounted to $534,753 and $471,350 for the three months ended September 30, 2024 and 2025, respectively.

Total operating lease expense for the nine months ended September 30, 2025 and 2024 amounted to $2,149,713 and $1,342,402, respectively. Amortization of operating lease right-of-use assets amounted to $1,570,956 and $1,110,979 for the nine months ended September 30, 2025and 2024, respectively.

Total accretion of finance lease liabilities for the three months ended September 30, 2025 and 2024 amounted to $670 and $1,116, respectively. Amortization of finance lease right-of-use assets amounted to $10,380 and $10,379 for the three months ended September 30, 2025 and 2024, respectively.

Total accretion of finance lease liabilities for the nine months ended September 30, 2025 and 2024 amounted to $2,349 and $3,672, respectively. Amortization of finance lease right-of-use assets amounted to $30,908 and $31,139 for the nine months ended September 30, 2025 and 2024, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	September 30, 2025	December 31, 2024

Operating lease liabilities - current	$2,034,503	$2,119,894
Operating lease liabilities - non-current	5,919,867	7,412,693
Total	$7,954,370	$9,532,587

Financing leases

	September 30, 2025	December 31, 2024

Finance lease liabilities - current	$32,991	$43,421
Finance lease liabilities - non-current	11,638	33,602
Total	$44,629	$77,023

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	September 30, 2025	December 31, 2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,149,713	$2,011,837
Financing cash flows used in finance leases	$34,744	$41,648
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$-	$9,587,851

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance lease	1.54 years	1.95 years
Operating leases	3.74 years	4.39 years

Weighted average discount rate:
Finance leases	5.32%	4.85%
Operating leases	8.58%	8.65%

The following is a schedule of maturities of operating and finance lease liabilities as of September 30, 2025:

Operating leases

Twelve months ending September 30,

2026	$2,629,915
2027	2,343,000
2028	2,343,000
2029	2,002,000
2030 and after	-
Total future minimum lease payments	9,317,915
Less: imputed interest	(1,363,545)
Present value of operating lease liabilities	$7,954,370

Finance leases

Twelve months ending September30,

2026	$34,579
2027	8,701
2028	3,624
Total future minimum lease payments	46,904
Less: imputed interest	(2,275)
Present value of finance lease liabilities	$44,629

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 —RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	September 30, 2025	December 31, 2024
Balance as of beginning	$261,588	$283,276
Actual recognized products return	(1,552,639)	(1,061,694)
Accruals for product return liabilities	1,268,062	1,040,006
Ending balance	$22,989	$261,588

NOTE 10 — WARRANTY LIABILITIES

The following table shows changes in the Company’s accrued warranties and related costs:

	September 30, 2025	December 31, 2024
Balance as of beginning	$503,553	$619,113
Cost of warranty claims	(378,778)	(1,274,037)
Accruals for product warranty	114,184	1,158,477
Ending balance	$238,959	$503,553

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	September 30, 2025	December 31, 2024
Credit card liabilities	$-	$13,792
Sales Tax payable	24,251	27,129
Other current liabilities	63,179	-
Payroll liabilities	1,127	139,311
Accrual on litigation (a)	6,033,961	5,988,961
Total	$6,122,518	$6,169,193

Note (a): Balance mainly represented $6,033,961 accrual of litigation in connection with Nebula (see Note 17).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follow:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Due to shareholder

Due to shareholder consists of the following:

	September 30, 2025	December 31, 2024

Loan from David Shan, opening balance	$5,546,548	$7,920,141
Repayment	(3,416,300)	(2,373,593)
Loan from David Shan, ending balance	2,130,248	5,546,548
Non-current	-	-
Current	$2,130,248	$5,546,548

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have such requirement. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2024. The Company made repayments totaling $3,416,300 and $2,373,593 towards this loan during the nine months ended September 30, 2025 and the year ended December 31, 2024. The Company intends to continue the repayments of the loan from Mr. Shan in the next twelve months.

(b) Loan guarantee provided by related parties

In connection with the Company’s bank borrowings, Mr. David Shan, the controlling shareholder and Massimo Group, the holding company of Massimo Motor provided an unlimited guarantee to the Company’s loan.

(c) Due from a related party

	September 30, 2025	December 31, 2024

Vessel Technology Inc.	$-	$8,576

Due from a related party was nil and $8,576 as of September 30, 2025 and December 31, 2024. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine were incorporated in the United States and are subject to a statutory income tax rate at 21%.

As of September 30, 2025 and December 31, 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three and nine months ended September 30, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 are 21.20%, 17.37%, 19.90% and 23.81% respectively.

The provision for income tax consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Income tax provision – current	$3,842	$55,782	$12,840	$2,067,219
Income tax (recovery) - deferred	406,775	(677,447)	(114,722)	(974,691)
Income tax provision	$410,617	$(621,665)	$(101,882)	$1,092,528

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net (loss) income before income taxes	$1,937,024	$(3,123,898)	$(586,503)	$4,587,607
Income tax at the federal statutory rate	21%	21%	21%	21%
Statutory U.S. federal income tax (recovery) provision	406,775	(656,018)	(123,166)	963,398
S Corporation benefits	-	-	-	-
State margin tax	3,842	17,736	12,840	101,473
Non-deductible expense	-	16,617	8,444	27,657
Other adjustments	-	-	-	-
Total	$410,617	$(621,665)	$(101,882)	$1,092,528

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit loss	$79,375	$80,680
Property and equipment	16,480	16,480
Lease liability – operating	1,670,418	2,001,843
Lease liability – financing	9,372	16,175
Loss carried forward	167,429
Other temporary difference	968,988	1,018,553
Total deferred tax assets	2,912,062	3,133,731
Deferred tax liabilities:
Right of use assets – operating	(1,662,138)	(1,992,039)
Right of use assets – financing	(8,587)	(15,078)
Total deferred tax liabilities	(1,670,725)	(2,007,117)
Deferred tax assets (liabilities), net	$1,241,337	$1,126,614

NOTE 14 — SHAREHOLDERS’ EQUITY

Common Shares

Massimo Group is a company that was established on October 10, 2022 under the laws of the State of Nevada. Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, and 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these consolidated financial statements have been retroactively adjusted for the Reorganization as if such reduce par value and common shares issuance occurred on the first day of the first period presented. For the three and nine months ended September 30, 2025, the Company issued nil and 101,000 shares with par value of $0.001 out of its 2024 stock incentive plan.

As of September 30, 2025 and December 31, 2024, 41,640,950 and 41,539,950 common shares were issued and outstanding, respectively, with par value of $0.001.

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

As of September 30, 2025, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 3.51 years.

NOTE 15 — EARNINGS(LOSS) PER SHARE

For the three and nine months ended September 30, 2025, the Company incurred a net loss. Accordingly, the effect of potential common shares from unexercised stock options, unexercised warrants, and unvested Restricted Stock Units (“RSUs”) was excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and RSU are included in the computation of diluted net earnings per share. As a result, a total of 142,186 unvested RSU were included in the computation of weighted average number of common shares for the three and nine months ended September 30, 2024 respectively.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income attributable to the Company	$1,526,407	$(2,502,233)	$(484,621)	$3,495,079
Weighted average number of common shares outstanding – basic	41,546,700	41,325,388	41,591,331	40,863,370

Dilutive securities – unvested RSU	94,250	-	-	142,186
Weighted average number of common shares outstanding – diluted	41,640,950	41,325,388	41,591,331	41,005,556
Earnings per share – basic	$0.04	$(0.06)	$(0.01)	$0.09
Earnings per share – diluted	$0.04	$(0.06)	$(0.01)	$0.09

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded nil, $307,379, $256,345 and $426,666 stock-based compensation expense in connection with RSUs for three and nine months ended September 30, 2025 and 2024, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Unvested at December 31, 2024	101,000	$3.88	0.37
Vested	(101,000)	3.88	-
Unvested at September 30, 2025	-	$-	-

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

As of September 30, 2025, intrinsic value of the options is nil.

The Company recorded $34,278, $191,566, $71,754 and $131,699 stock-based compensation expense in connection with options for three and nine months ended September 30, 2025 and 2024, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, September 30, 2025	350,000	$4.04	8.06
Exercisable, September 30, 2025	175,000	$4.04	8.06

As of September 30, 2025, the total unrecognized compensation cost related to outstanding RSUs and stock options was nil and $121,460, which the Company expects to recognize over a weighted-average period of nil and 0.89 year.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s condensed consolidated balance sheets or results of operations or liquidity as of September 30, 2025 and December 31, 2024, except the two discussed below.

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

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunying Vehicle Co., Ltd. (“Zhejiang”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang. The Company has not purchased any products from Zheijang. In February 2024, Zhejiang filed a Second Amended Complaint. The Company filed a demurrer seeking to dismiss the Second Amended Complaint due to Zhejiang’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part the Company’s demurrer. The trial is scheduled for March 2026. Based on the current assessment, a negative outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements.

NOTE 18 — SEGMENT REPORTING

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

Management of the Company concludes that it has two reporting segments. The Company is primarily engaged in the business of manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. The Company has identified that the Company engages in two distinct business activities, generates revenues from different products, and individually holds assets exceeding 10% of the Group’s consolidated total. Hence, the Company concludes that it has two reporting segments.

The following table presents sales by product categories for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

UTVs, ATVs and e-bikes	$16,375,901	$25,084,727	$49,408,096	$88,011,145
Pontoon Boats	614,954	517,583	1,400,399	3,145,495
Total	$16,990,855	$25,602,310	$50,808,495	$91,156,640

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2025 up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

On October 22, 2025, the Company announced a strategic partnership with a supplier in Vietnam to support the company’s ongoing initiatives to enhance production flexibility and expand capacity for its rapidly growing lineup of electric vehicles. The new 2026 MVR Golf Cart and MVR Cargo Max Electric Utility Cart has begun manufacturing in Vietnam.

The Board of Directors held a meeting on November 6, 2025, during which it approved the inclusion of Bitcoin as part of the Company’s long-term treasury reserve strategy. The Bitcoin acquisitions will be funded using the Company’s current operating cash flow and will be held in an institutional-grade, qualified custodial account.

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 96.4% and 98.0% of total revenue for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, revenue from sales of UTVs and ATVs represented 97.2% and 96.5% of total revenue, respectively.

We also generate revenue from the sales of Pontoon Boats, which represented 3.6% and 2.0% of our revenue for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, revenue from the sales of Pontoon Boats represented 2.8% and 3.5% of our revenue, respectively.

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

●	Risk of economic and policy changes within China: We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports (with whom we have a significant supplier relationship) or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers.

●	Risk of unavailability of additional capital: We will require significant expenditures to fund future growth. We intend to fund our growth out of the internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials: We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the nine months ended September 30, 2025, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to inflation: In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of fluctuations in the sale of Pontoon Boats: A segment of our sales revenue stemming from Massimo Marine exhibits a seasonal sales pattern. Boat sales are also influenced by the financing arrangements for boat purchases, which are susceptible to fluctuations in interest rates. For the three and nine months ended September 30, 2025 and 2024, our revenue generated from Massimo Marine was approximately 3.6%, 2.8%, 2.0% and 3.5% of our total revenue, respectively.

●

Uncertainty and impacts from recent US tariff policies: Governments have, and may continue to, turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. Under the current U.S. administration, there is significant and increasing uncertainty about the future economic relationship between the United States, China, and other exporting countries, including with respect to trade policies, treaties, government regulations, and tariffs. In January 2025 the United States announced the commencement of additional substantial tariffs on imports from various countries, including China, Canada and Mexico. In February, the U.S. imposed 10% new tariff on imports from China. On March 4, 2025, the U.S. imposed 25% tariffs on imports from Mexico and Canada and enacted an extra 10% tariff on Chinese imports, therefore doubling the previously levied tariff from 10% in February to an additional 20% on imports from China. In response, China announced retaliatory tariffs on U.S. agricultural goods and export restrictions to the U.S., in addition to filing a lawsuit with the World Trade Organization.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income (unaudited) for the three and nine months ended September 30, 2025 and 2024 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$16,990,855	$25,602,310	$50,808,495	$91,156,640
Cost of revenues	9,856,601	18,649,995	32,583,174	62,253,681
Gross profit	7,134,254	6,952,315	18,225,321	28,902,959

Operating expenses:
Selling expenses	1,163,078	2,628,915	5,187,459	7,936,761
General and administrative expenses	3,395,821	3,895,232	12,040,587	12,096,874
Impairment loss on supplier deposit due to lawsuit	-	29,883	-	772,780
Research and development expenses	786,650	94,771	1,772,603	257,021
Total operating expenses	5,345,549	6,648,801	19,000,649	21,063,436

Income from operations	1,778,705	303,514	(775,328)	7,839,523

Other income (expense):
Other income, net	147,946	210,701	253,246	590,538
Loss on litigation	-	(3,573,651)	-	(3,573,651)
Interest expenses	373	(64,462)	(64,421)	(268,803)
Total other income (expense), net	148,319	(3,427,412)	188,825	(3,251,916)

Income before income taxes	1,937,024	(3,123,898)	(586,503)	4,587,607

Provision for income taxes	410,617	(621,665)	(101,882)	1,092,528

Net income and comprehensive income	$1,526,407	$(2,502,233)	$(484,621)	$3,495,079
Earnings per Share – basic	0.04	(0.06)	(0.01)	0.09
Weighted average shares outstanding – basic *	41,546,700	41,325,388	41,591,331	40,863,370
Earnings per Share –diluted	$0.04	$(0.06)	$(0.01)	$0.09
Weighted average shares outstanding –diluted*	41,640,950	41,325,388	41,591,331	41,005,556

Supported by steady upward sales increase and effective operating expense controls, the Company’s financial performance improved significantly from the first to the third quarter of 2025. The company’s revenue showed an overall upward trend, increasing from $14.9 million in Q1 to $18.9 million in Q2, before slightly edging down to $17.0 million in Q3. The above fluctuation in revenue is primarily attributed to the continued recovery in sales, coupled with a temporary decline in sales volume resulting from a modest price increase implemented in the third quarter.

From the first to the third quarter of 2025, the Company’s gross profit showed a steady upward trend, increasing from $4.2 million in Q1 to $6.9 million in Q2 and reaching $7.1 million in Q3. This improvement was primarily driven by higher sales prices and enhanced cost control measures on the purchasing side.

As a result, the Company’s net profit (loss) has been increasing steadily from the first quarter to the third quarter of 2025, the company transitioned from a net loss of 2.1 million in Q1 to turning a profit in Q2 with a net income of 0.07 million. By Q3, profitability strengthened further, with net profit rising to $1.5 million.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	For the Three months ended September 30,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$16,990,855	100.0%	$25,602,310	100.00%	$(8,611,455)	(33.6)%
Cost of sales	9,856,601	58.0%	18,649,995	72.80%	(8,793,394)	(47.1)%
Gross profit	7,134,254	42.0%	6,952,315	27.20%	181,939	2.6%
Operating expenses			-	-
Selling expenses	1,163,078	6.8%	2,628,915	10.30%	(1,465,837)	(55.8)%
General and administrative expenses	3,395,821	20.0%	3,895,232	15.20%	(499,411)	(12.8)%
Impairment loss on supplier deposit due to lawsuit	-	0.0%	29,883	0.10	(29,883)	(100.0)%
Research and development expenses	786,650	4.6%	94,771	0.40%	691,879	730.1%
Total operating expenses	5,345,549	31.5%	6,648,801	26.00%	(1,303,252)	(19.6)%
Income from operations	1,788,705	10.5%	303,514	1.20%	1,485,191	489.3%
Other income (expenses)			-	-
Other income (expenses), net	147,946	(0.9)%	210,701	0.80%	(62,755)	(29.8)%
Loss on litigation	-	0.0%	(3,573,651)	(14.0)	3,573,651	(100.0)%
Interest expense	373	0.0%	(64,462)	(0.3)%	64,835	(100.6)%
Total other income/(expenses)	148,319	0.9%	(3,427,412)	(13.4)%	3,575,731	(104.3)%
(Loss) Income before income taxes	1,973,024	11.4%	(3,123,898)	(12.2)%	5,060,922	(162.0)%
(Recovery of) Provision for income taxes	410,617	2.4%	(621,665)	(2.4)%	1,032,282	(166.1)%
Net (loss) income	$1,526,407	9.0%	$(2,502,233)	(9.8)%	$4,028,640	(161.0)%

Revenues

Revenues decreased by $7.9 million, or 30.7%, from $25.6 million for the three months ended September 30, 2024, to $17.0 million for the three months ended September 30, 2025. The decrease in revenue was primarily due to the contraction of the U.S. economy and reduced consumer spending. New tariffs contributed to rising inflation, with U.S. consumer inflation reported at 2.8% year-over-year in February 2025, and expectations of further increases. This inflationary environment, coupled with high, long-lasting interest rates, led to reduced spending and demand from retail end customers for discretionary goods, particularly luxury items like yachts and pontoon boats. At the same time, the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025, caused our major big-box customers to reduce their orders.

Revenue by Type

	For the three months ended September 30,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$16,375,901	96.4%	$25,084,727	98.0%	$(8,708,826)	(34.7)%
Pontoon Boats	614,954	3.6%	517,583	2.0%	97,371	0.4%
Total	$16,990,855	100.0%	$25,602,310	100.0%	$(8,611,455)	(34.3)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and electric bikes decreased by $8.7 million, or 34.7%, from $25.1 million for the three months ended September 30, 2024 to $16.4 million for the three months ended September 30, 2025. The decrease in revenue was primarily attributed to a decline in sales volume from big box stores. Due to the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025. These geopolitical factors have created a volatile market environment, leading to reduced confidence among our major retail customers, especially big-box stores that typically place large volume orders.

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

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats increased by $0.1 million, or 0.4%, from $0.5 million for the three months ended September 30, 2024 to $0.6 million for the three months ended September 30, 2025. Although an industry-wide downturn caused by high interest rates and inflation, which have impacted the consumption of non-essential goods. In 2025, we shifted our sales strategy from dealership channels back to direct engagement with retail customers. Through targeted social media campaigns and community-based marketing initiatives, we successfully attracted some local retail customers, resulting in a modest improvement in sales performance.

Gross profit

Our gross profit increased by $0.2 million, or 2.6%, from $7.0million in the third quarter of fiscal 2024, to $7.1 million in the third quarter of fiscal 2025. The gross profit margin was 42.0% in the third quarter of fiscal 2025, compared with 27.2% in the same period last year. The increase in gross margin was mainly due to an increase in sales compared to the first quarter as recovered to last year’s levels in September, lifting the quarterly average and due to the increasing higher sales price compared with the last year’s

Our cost and gross profit by revenue types are as follows:

	For the three months ended September 30, 2025			For the three months ended September 30, 2024
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$9,567,353	$6,808,548	41.6	$18,139,031	$6,945,696	27.7	$(8,571,678)	$(137,148)	13.9
Pontoon Boats	289,248	325,705	53.0	510,964	6,619	1.3	(221,715)	319,086	51.7
Total	$9,856,601	$7,134,253	42.0	$18,649,995	$6,952,315	27.2	$(8,793,393)	$181,938	14.8

The cost of revenue on UTVs, ATVs and e-bikes decreased by $8.6 million, or 47.3%, from $18.1 million in the third quarter of fiscal 2024 to $9.6 million in the third quarter of fiscal 2025, and the gross profit decreased by $0.13 million, or 2.0%, from $7.0 million in the third quarter of fiscal 2024 to $6.8 million in the third quarter of fiscal 2025. The gross margin increased by 13.9%, from 27.7% in the third quarter of fiscal 2024 to 41.6% in the third quarter of fiscal 2025. The decrease in the cost of revenue was primarily due to decreased product purchase cost, resulting from the decrease in sales volume. The increase in gross margin was primarily a result of selling some inventory at lower prices at our seasonal promotions in the third quarter of fiscal 2024, while the unit sales price is higher in the same period of fiscal 2025.

The cost of revenue on Pontoon Boats decreased by $0.22 million, or 43.4%, from $0.51 million in the third quarter of fiscal 2024 to $0.29 million in the third quarter of fiscal 2025, and the gross profit increased by $0.3 million, or 4,820.4%, from $0.01 million in the third quarter of fiscal 2024 to $0.32 million in the third quarter of fiscal 2025. The gross margin increased by 51.7%, from 1.3% in the third quarter of fiscal 2024 to 53.0% in the third quarter of fiscal 2025. The increase in gross margin was primarily because of strategically focusing on clearing to sell Pontoon Boats in the third of fiscal 2025 compared to that of fiscal 2024.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. These expenses decreased by $1.4 million, or 55.8%, from $2.6 million in the third quarter of fiscal 2024 to $1.2 million in the third quarter of fiscal 2025, representing 10.3% and 6.8% of our total revenue in the third quarter of fiscal 2025 and fiscal 2024, respectively. The decrease was primarily driven by a $0.3 million reduction in warranty expenses, reflecting improvements in quality control and customer service, and by a $0.6 million reduction in shipping and handling fee, reflecting the decrease of sales in the third quarter of fiscal 2025.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses decreased by $0.5 million, or 12.8%, from $3.9 million in the third quarter of fiscal 2024 to $3.4 million in the third quarter of fiscal 2025. The decrease was mainly due to increased rent expense, which were partly offset by a decrease in professional and legal fees. Our general and administrative expenses represented 20.7% and 15.2% of our total revenue in the third quarter of fiscal 2025 and the third quarter of fiscal 2024, respectively.

Our salaries and benefits were $1.4 million and $1.3 million, representing 38.1% and 39.1% of our total general and administrative expenses in the third quarter of fiscal 2025 and in the third quarter of fiscal 2024, respectively. The slight decrease in balance was mainly due to increase for one-off salaries compensation paid to an employee as result of employment termination and the decrease of basic salaries and benefits due to the employment termination.

Our rent expenses increased by $0.5 million or 95.1%, from $0.6 million in the third quarter of fiscal 2024 to $1.1 million in the third quarter of fiscal 2025, representing 30.1% and 15.4% of our total general and administrative expenses in the third quarter of fiscal 2025 and 2024, respectively. Our rent expense increased due to the higher renewal rent rate and the addition of a new lease agreement in the first quarter of fiscal 2025.

Our professional fees decreased by $0.55 million or 73.5%, from $0.75 million in the third quarter of fiscal 2024 to $0.20 million in the third quarter of fiscal 2025, representing 5.7% and 21.5% of our total general and administrative expenses in the third quarter of fiscal 2025 and 2024, respectively. The decrease was primarily attributable to fewer ongoing lawsuits cases that require legal consulting service in the third quarter of fiscal 2025 when compared with same period in last year.

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

Interest income (expenses)

Our interest expense turned from $2,943 in the third quarter of fiscal 2024 to an interest income of $343 in the third quarter of fiscal 2025. The decrease in interest expense was mainly because we did not have any bank loans during this period

Other income, net

Our other income was $147,946 in the third quarter of fiscal 2025, as compared with $210,701 in the third quarter of fiscal 2024, a decrease of $62,755, or 29.8%. The decrease was primarily related to we did not have such writing off a long outstanding negative balance of account receivable compared with the same period of the previous year.

Income before income taxes

We had an increase of $4.9 million in income before income taxes from a loss of $3.1 million in the third quarter of fiscal 2024 to approximately a profit of $1.9 million in the third quarter of fiscal 2025, respectively. The increase was primarily attributable to the fluctuation of gross profits and operating expenses discussed in the foregoing part.

Provision for income taxes

The income tax expense was approximately $0.4 million for the third quarter of fiscal 2025 and the income tax benefits was approximately $0.6 million for the third quarter of fiscal 2024, respectively. The increase in balance was mainly due to the increase in taxable income as discussed above.

Net income

We had net income of $1.5 million in the third quarter of fiscal 2025 compared to a net loss of $2.5 million in the third quarter of fiscal 2024, respectively. The increase was primarily due to fluctuation of revenues and gross profit, offset by a decrease in operating expenses as discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	For the nine months ended September 30,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$50,808,495	100.0%	$91,156,640	100.0%	$(40,348,145)	(44.3)%
Cost of sales	32,583,174	64.1%	62,253,681	68.3%	(29,670,507)	(47.7)%
Gross profit	18,225,321	35.9%	28,902,959	31.7%	(10,677,638)	(36.9)%
Operating expenses			-	-
Selling expenses	5,187,459	10.2%	7,936,761	8.7%	(2,749,302)	(34.6)%
General and administrative expenses	12,040,587	23.7%	12,096,874	13.3%	(56,287)	(0.5)%
Impairment loss on supplier deposits	-	0.0%	772,780	0.8%	(772,780)	(100.0)%
Research and development expenses	1,772,603	3.5%	257,021	0.3%	1,515,582	589.7%
Total operating expenses	19,000,649	37.4%	21,063,436	23.1%	(2,062,787)	(9.8)%
Income from operations	(775,328)	(1.5)%	7,839,523	8.6%	(8,641,851)	(109.9)%
Other income (expenses)
Other income, net	253,246	0.5%	590,538	0.6%	(337,292)	(57.1)%
Loss on litigation	-	0.0%	(3,573,651)	(3.9)	3,573,651	(100.0)%
Interest expenses	(64,421)	(0.1)%	(268,803)	(0.3)%	204,382	(76.0)%
Total other income/(expenses)	188,825	0.4%	(3,251,916)	(3.6)%	3,440,741	(105.8)%
Income before income taxes	(586,503)	(1.2)%	4,587,607	5.00%	(5,174,110)	(112.8)%
Provision for income taxes	(101,882)	(0.2)%	1,092,528	1.20%	(1,194,410)	(109.3)%
Net income	$(484,621)	(1.0)%	$3,495,079	3.80%	$(3,979,700)	(113.9)%

Revenue

Revenues decreased by $40.3 million, or 44.3%, from $91.2 million for the nine months ended September 30, 2024, to $50.9 million for the nine months ended September 30, 2025. The decrease in revenue was primarily due to the contraction of the U.S. economy and reduced consumer spending. New tariffs contributed to rising inflation, with U.S. consumer inflation reported at 2.8% year-over-year in February 2025, and expectations of further increases. This inflationary environment, coupled with high, long-lasting interest rates, led to reduced spending and demand from retail end customers for discretionary goods, particularly luxury items like yachts and pontoon boats. At the same time, the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025, caused our major big-box customers to reduce their orders.

Revenue by Type

	For the nine months ended September 30,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)

UTVs, ATVs and e-bikes	$49,408,096	97.2%	$88,011,145	96.5%	$(38,603,049)	(43.9)%
Pontoon Boats	1,400,399	2.8%	3,145,495	3.5%	(1,745,096)	(55.5)%
Total	$50,808,495	100.0%	$91,156,640	100.0%	$(40,348,145)	(44.3)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes decreased by $38.6 million, or 43.9%, from $88.0 million for the nine months ended September 30, 2024 to $49.4 million for the nine months ended September 30, 2025. The decrease in revenue was primarily attributed to a decline in sales volume from big box stores. Due to the uncertainty surrounding tariffs, trade restrictions, and potential trade barriers stemming from President Trump’s policies, which were further exacerbated in January 2025. These geopolitical factors have created a volatile market environment, leading to reduced confidence among our major retail customers, especially big-box stores that typically place large volume orders.

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

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decrease by $1.7 million, or 55.5%, from $3.1 million for the nine months ended September 30, 2024 to $1.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by an industry-wide downturn caused by high interest rates and inflation, which have impacted the consumption of non-essential goods. In addition, high rejection rates from floorplan financing providers such as Northpoint have directly affected the inventory level that dealers can maintain, thereby reducing our sales in this category. This trend aligns with broader industry challenges. Ongoing economic uncertainty in the U.S. has further reduced discretionary spending on luxury boats, negatively affecting sales of high-end models such as our yacht.

Gross profit

Our gross profit decreased by $10.7 million, or 36.9%, from $28.9 million for the nine months ended September 30, 2024 to $18.2 million for the nine months ended September 30, 2025. Gross profit margin was 35.9% for the nine months ended September 30, 2025, compared with 31.7% in the same period last year. The decrease in gross margin was mainly due to an increase in freight absorbed in cost of sales.

Our cost and gross profit by revenue types are as follows:

	For the nine Months Ended September 30, 2025			For the nine Months Ended September 30, 2024
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Variance in Cost of revenue	Variance in gross profit	Variance in gross profit %

UTVs, ATVs and e-bikes	$31,424,073	$17,984,023	36.4	$59,598,896	$28,412,249	32.3	$(28,174,823)	$(10,428,226)	(36.7)
Pontoon Boats	1,943,208	494,098	20.3	2,654,785	490,710	15.6	(711,577)	3,388	0.7
Subtotal	33,367,281	18,478,121	35.6	62,253,681	28,902,959	31.7	(28,886,400)	(10,424,838)	(36.1)
Cost of inventory recovered from litigation	(784,107)	(252,800)	24.4	-	-	-	(784,106)	(252,801)	-
Total	$32,583,174	$18,225,321	35.9	$62,253,681	$28,902,959	31.7	$(29,670,507)	$(10,677,638)	(36.9)

Cost of revenue on UTVs, ATVs and e-bikes decreased by $28.2 million, or 47.3%, from $59.6 million for the nine months ended September 30, 2024, to $31.4 million for the nine months ended September 30, 2025 and gross profit decreased by $10.4 million, or 36.7%, from $28.4million for the nine months ended September 30, 2024, to $18.0 million for the nine months ended September 30, 2025. Gross margin slightly increased by 4.1%, from 32.3% for the nine months ended September 30, 2024 to 36.4% for the nine months ended September 30, 2025. The decrease in the cost of revenue was primarily due to decreased product purchase cost, resulting from the decrease in sales volume. The increase in gross margin was primarily a result of selling some inventory at lower price at our seasonal promotions in the third quarter of fiscal 2024, while the unit sales price is higher in the same period of fiscal 2025.

Cost of revenue on Pontoon Boats decreased by $0.7 million, or 22.8%, from $2.6 million for the nine months ended September 30, 2024, to $1.9 million for the nine months ended September 30, 2025, and gross profit almost stayed the same for the nine months ended September 30, 2024 and 2025. Gross margin increased by 4.7%, from 15.6% for the nine months ended September 30, 2024, to 20.3% for the nine months ended September 30, 2025.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. They decreased by $2.7 million, or 34.6%, from $7.9 million for the nine months ended September 30, 2024, to $5.2 million for the nine months ended September 30, 2025, representing 10.2% and 8.7% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily driven by a $1.0 million reduction in warranty expenses, reflecting improvements in quality control and customer service and the decrease of sales volume. The launch of a traveling technician team enabled faster and more efficient responses to customer service requests, which helped lower overall repair costs. The shipping and handling fees decreased for $1.5 million which is consist with the decrease in sales.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent expense and depreciation expenses. General and administrative expenses decreased from $12.1 million, for the nine months ended September 30, 2024, to $12.0 million for the nine months ended September 30, 2025. The increase was mainly due to increased salaries and benefit and rent expense, partly offset by a decrease in professional fees. Our general and administrative expenses represented 23.7% and 13.3% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

Our salaries and benefits were $4.7 million and $4.2 million, representing 38.5% and 34.8% of our total general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. The increase in the balance was mainly due to a severance package of $0.5 million paid to an employee as result of employment termination.

Our rent expenses increased by $0.8 million or 45.5%, from $1.7 million for the nine months ended September 30, 2024, to $2.5 million for the nine months ended September 30, 2025, representing 21.2% and 14.6% of our total general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. Our rent expense increased due to the higher renewal rent rate and the addition of a new lease agreement for the nine months ended September 30, 2025, compared to the same period last year.

Our professional and legal fees decreased by $0.9 million or 44.8%, from $2.1 million for the nine months ended September 30, 2024, to $1.2 million for the nine months ended September 30, 2025, representing 9.4% and 17.1% of our total general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily attributable to fewer ongoing lawsuits cases that require legal consulting service for the nine months ended September 30, 2025 when compared with same period in last year, partly offset by increased in professional fee that are related to being a public company.

Impairment loss on supplier deposit due to lawsuit

During the nine months ended September 30, 2024, we recorded a one-time impairment loss of approximately $0.7 million on advanced deposit to one supplier. In September 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $342,000 including interest to resolve the claim. Our prepayment of $1.1 million would be considered irrecoverable. Therefore, we wrote off the approximately $742,000 of prepayment to the supplier during the three months ended September 30, 2024. During the nine months ended September 30, 2025, we had no impairment loss of prepayment.

Interest expenses

Our interest expense decreased by $0.2 million or 76.0%, from $268,803 for the nine months ended September 30, 2024, to $64,421 for the nine months ended September 30, 2025. The decrease in interest expense was mainly because we did not have any bank loans during the period but we recorded a bank charge $50,409 to establish a letter of credit.

Other income, net

Our other income of $253,246 for the nine months ended September 30, 2025, compared with $590,538 for the nine months ended September 30, 2024, decreased by $337,292, or 57.1%. We wrote off a vendor’s account payable balance as a result of a settlement between the vendor and the Company for the nine months ended September 30, 2024, which was one-off income. However, we did not have such income in the current same period.

(Loss)Income before income taxes

We had an decrease of $5.2 million in income (loss) before income taxes from a $4.6 million income for the nine months ended September 30, 2024, to approximately a loss of $0.6 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the fluctuation of gross profits and operating expenses discuss in the foregoing part.

Provision for income taxes

We did not have current income tax for the nine months ended September 30, 2025 due to net loss position and we recognized a deferred income tax recovery of $0.10 million due to temporary differences recognized and net operating loss carried forward. For the nine months ended September 30, 2024, we had income tax of $1.1 million arising from net assessable income and the change of deferred tax assets.

Net income

Net loss was $0.48 million for the nine months ended September 30, 2025, compared with net income of $3.50 million for the same period last year. The decrease was primarily due to fluctuation of revenues and gross profit, offset by a decrease in operating expenses as discussed above.

Cash Flows

For the Periods Ended September 30, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Periods Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,098,065)	$(2,396,923)
Net cash used in investing activities	(65,361)	(262,163)
Net cash provided by (used in) financing activities	3,451,044	3,617,055
Net increase (decrease) in cash and cash equivalents	(7,614,470)	957,969
Cash and cash equivalents, beginning of the period	10,210,084	765,814
Cash and cash equivalents, end of the period	$2,595,614	$1,723,783

Operating Activities

Net cash used in operating activities was approximately $4.1 million during the nine months ended September 30, 2025, compared to net cash used in operating activities of approximately $2.4 million during the nine months ended September 30, 2024, representing an increase in the net cash used in operating activities of $1.7 million during the nine months ended September 30, 2025 compared with the same period in 2024. The decrease is primarily due to the following:

●	Net loss of $0.6 million for the nine months ended September 30, 2025 compared with net income of $3.5 million for the nine months ended September 30, 2024.

●	Our net income was adjusted for non-cash items, including written-off of account receivables, non-cash operating lease expense, gain (loss) on disposal of fixed asset, impairment loss of asset, stock-based compensation expense, amortization and depreciation, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $2.2 million during the nine months ended September 30, 2025, compared to non-cash items of approximately $5.5 million during the same period in 2024.

●	Inventory decreased by approximately $2.2 million during the nine months ended September 30, 2025, compared to a increase by approximately $5.0 million during the nine months ended September 30, 2024.

●	Accounts receivable increased by approximately $0.5 million during the nine months ended September 30, 2025, compared to a increase by approximately $2.2 million during the nine months ended September 30, 2024.

●	Accounts payable decreased by approximately $4.9 million during the nine months ended September 30, 2025, compared to a decrease by approximately $2.9 million during the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities was $65,361 for the nine months ended September 30, 2025 compared to net cash used in investing activities of $262,163 for the same period last year. We made a fixed deposit of $3.0 million with a bank in the first quarter of fiscal 2025 and had a proceed from the bank in the second quarter of fiscal 2025. During the same period in fiscal 2024, we had purchased and equipment of $0.4 million offsetting by a proceed of $0.16 million from sale of property and equipment during the nine months ended September 30, 2024.

Financing Activities

Net cash used in financing activities was approximately $3.5 million during the nine months ended September 30, 2025, compared to net cash generated from financing activities of approximately $3.6 million during the nine months ended September 30, 2024. We made a repayment of shareholder withdrawal totaling $3.4 million during the nine months ended September 30, 2025 compared to a repayment of related party of $1.5 million and a net proceed from IPO of $4.5 million during the comparable period.

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

Working Capital

As of September 30, 2025, we had cash and cash equivalents of approximately $2.6 million. Our current assets were approximately $34.5 million, including approximately $5.3 million accounts receivable, approximately $25.1 million inventory, approximately $0.3 million advance to suppliers and approximately $1.2 million prepayment deposit and other receivables, and our current liabilities were approximately $16.7 million, including $4.7 million accounts payable to suppliers, $6.1 million other payable, accrued expenses and other current liabilities, $0.4 million contract liabilities, $1.1 million income tax payable, $2.1 million loan from a related party and $2.1 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $17.8 million.

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

Capital Expenditures

Our capital expenditures consist primarily of expenditures for the purchase of fixed assets and equipment leases as a result of our business growth. Our capital expenditures amounted to $65,361 and $424,164 for the nine months ended September 30, 2025 and 2024, respectively.

Contractual Commitments

As of September 30, 2025, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitment	$9,364,820	$2,664,494	$6,700,326	$-	$-

Off-balance Sheet Commitments and Arrangements

There was no off-balance sheet arrangements for the nine months ended September 30, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Sales returns

We provide a refund policy to accept returns from end customers, which varies and depends on the different products and customers. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” As of September 30, 2025 and December 31, 2024, $22,989 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2025 and 2024, we recorded sales returns of $69,854 and recorded sales return of $163,666 respectively. For the nine months ended September 30, 2025 and 2024, we recorded sales returns of $1,268,062 and $824,978 respectively.

Warranty

We generally provide a one-year limited warranty against defects in materials related to the sale of products. We consider the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The determination of our warranty accrual is based on actual historical experience with the product, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. We estimate and adjust these accruals at each balance sheet date in accordance with changes in these factors. As of September 30, 2025 and December 31, 2024, $238,859 and $503,553 of product warranty were recorded in the unaudited condensed consolidated balance sheet, respectively. During the three-month period ended September 30, 2025 and 2024, we recorded warranty expenses of $5,687 and $234,314 respectively. During the nine-month period ended September 30, 2025 and 2024, we recorded warranty expenses of $114,184 and $1,102,494 respectively .

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

We wrote off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected. We recorded an addition of allowance for credit loss of $133,665 and a reverse of allowance of $27,729 for the three months ended September 30, 2025 and 2024, respectively. We recorded a reversal of allowance for credit loss of $108,200 and an addition of allowance for credit loss of $223,051 for the nine months ended September 30, 2025 and 2024, respectively.

Inventory provision

We assessed the net realizable value of each item of inventories and compared it to the cost on the book, which includes the cost of raw materials, freight and duty for raw materials, direct labor costs, and the overhead costs for finished goods at the end of each reporting period. In addition, we assessed all slow-moving or obsolete items for inventory valuation purposes. As of September 30, 2025 and December 31, 2024, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the condensed consolidated balance sheet. Impairment provision of inventories were nil and nil for the three and nine months ended September, 2025 and a reversal of impairment provision of inventories recorded were $110,000 and $110,000 for the three and nine months ended September 30, 2024, respectively, and is included in cost of revenues in the condensed consolidated statement of operations and comprehensive income.

Contingencies

We may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects and other matters which, in general, are subject to uncertainties and in which the outcome are not predictable. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the our unaudited condensed consolidated financial position or results of operations or liquidity as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Massimo Group

Date: November 7, 2025	/s/ David Shan
David Shan
Chief Executive Officer
(principal executive officer)

Date: November 7, 2025	By:	/s/ Yunhao Chen
Yunhao Chen
Chief Financial Officer
(principal financial and accounting officer)

