Form 10-K
period 2025-12-31
Massimo Group
filed 2026-03-31
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $20,692,509, based on the closing price on that date as reported on the Nasdaq Stock Market.

As of March 31, 2026, there were 41,640,950 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to “we,” “us,” “our,” “Company” or “our Company” are to Massimo Group, a Nevada corporation and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategies and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to: our limited operating history on which to judge our performance and assess our prospects for future success, risks related to our reliance on a network of independent dealers and distributors to manage the retail distribution of many of our products, our reliance on third-party manufacturers and supplies for our products, risks related to the fact that the majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China including tariffs, the inexperience of our principal shareholder and senior management in operating a publicly traded company, economic conditions that impact consumer spending may have a material adverse effect on our business, or results of operations or financial condition, intense competition in all product lines, including from some competitors that have greater financial and marketing resources, to our ability to attract and retain key personnel, potential harm caused by misappropriation of our data and compromises in cybersecurity, changes in laws, regulatory requirements, governmental incentives and fuel and energy prices, litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity, the inability of our dealers, customers and distributors to secure adequate access to capital or financing, failure to develop brand name and reputation, significant product repair and/or replacement due to product warranty claims or product recalls, the impact of health epidemics, including the COVID-19 pandemic, on our business, other risks and uncertainties we face and the actions we may take in response thereto described in this Report, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business.

Overview

Massimo Group is a U.S.-based provider of utility-focused powersports and recreational vehicles, serving rural, agricultural, and commercial customers through a nationwide distribution and service network that enables broad market coverage, efficient product delivery, and ongoing dealer and customer support. Our product portfolio includes utility terrain vehicles (“UTVs”), all-terrain vehicles (“ATVs”), golf carts, scooters, and pontoon boats. We are focused on transitioning the traditional powersports category toward utility-driven, all-weather mobility solutions designed for year-round use across agricultural, commercial and recreational applications.

We position our business as a provider of practical, utility-driven mobility solutions rather than a provider of purely recreational products. Our vehicles are designed for real-world applications, including farming, land management, property maintenance, security, and light industrial use. A significant portion of our customer base operates in rural and agricultural markets. This aligns our business with essential-use demand rather than purely discretionary consumer spending.

We manufacture, import and distribute a diversified portfolio of utility and recreational vehicles across multiple product categories. We plan to offer All-Weather options for all UTVs in the future.  We are advancing the UTV category through fully enclosed, HVAC-equipped vehicles designed for year-round operation across diverse climates and working environments, including models such as the Sentinel 570 and Sentinel 770, with additional models planned. We have also been developing new product lines, such as electric vehicle (“EV”) chargers and electric Pontoon Boats, all of which are currently available for sale. In addition to distributing our products, we aim to provide unparalleled customer service, which includes over 600 motor vehicles and 5,500 marine third-party service providers across the United States, 24-hour customer support and an approximately 40,000 sq. ft. parts facility which enables us to fulfill most parts orders within 48 hours. We believe our distribution and service infrastructure is a key competitive advantage, enabling broad national coverage, efficient fulfillment, and strong dealer and customer support.

We are headquartered in a 376,000 sq. ft. facility, of which 280,000 sq. ft. is dedicated to Massimo Motor Sports LLC (“Massimo Motor Sports”) and 96,000 sq. ft. to Massimo Marine LLC (“Massimo Marine”). Our Dallas, Texas, facility sits next to seven acres of boat storage and includes a design center, two manual assembly lines, an automated robotic vehicle-assembly line, a parts department, a test track, a dynamometer, and more than 30 loading docks. Our products are sold directly by us in the e-commerce marketplace and through a network of dealerships, distributors, and chain stores. We have a significant in-store UTV retail partnership with Tractor Supply Co. In March 2025, we expanded our distribution capabilities through an e-commerce platform in partnership with Ekho Dealer, enabling customers to browse, configure, and purchase vehicles online while integrating directly with our dealer network for fulfillment and service. This capability enhances our omnichannel distribution strategy.

We manufacture and assemble our products in our Dallas facility and rely on an international network of strategic global partnerships to supply us with parts and components. In 2017, we began a partnership with Linhai Yamaha Motor Co., located in Shanghai, China, which allowed us to rapidly expand our product line and increase the performance of our vehicles.

On June 11, 2024, we entered into a strategic partnership agreement with Armlogi Holding Corp (“Armlogi”), a U.S.-based warehousing and logistics service provider, to gain access to Armlogi’s warehousing facilities and tailored logistics services for fast order fulfillment of our UTVS, ATVs, Go-Karts and Golf Carts. Pursuant to the agreement, Armlogi will receive containers of our vehicle kits arriving from Asian suppliers at its warehouses in Savannah, GA, Edison, NJ, and Walnut, CA. Massimo will provide vehicle assembly at the warehouses, and Armlogi will supply inventory management, storage services, logistics, and delivery to final order destinations.

Strategic Positioning

We are evolving from a traditional powersports company into a utility mobility platform supported by a nationwide distribution and service infrastructure. Our strategy is centered on expanding all-weather vehicle capabilities, strengthening our dealer and service network, and enhancing our ability to serve both retail and commercial customers.

AI Technology Expansion

In December 2025, the Company established Massimo AI Technology, Inc., a wholly-owned subsidiary focused on exploring the integration of advanced technologies into our operations and product ecosystem. These efforts are currently in the early research and development stage and include evaluating applications in industrial automation, logistics, and intelligent systems. We are developing capabilities in areas such as machine vision, sensor integration, and control systems; however, these initiatives are in development and may not result in commercially viable products or services.

In February 2026, the Company entered into a non-binding letter of intent to acquire 100% of FST Development Company Limited, a technology firm specializing in intelligent hardware and AI-driven solutions, to accelerate our integration of AI and health-robotics technology across our product lines. However, as the letter of intent is non-binding, there can be no assurance that a definitive agreement will be executed or that the transaction will be completed; furthermore, even if completed, the acquisition may not achieve the expected strategic benefits or synergies.

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

Listing

Our common stock began trading on April 2, 2024, on The Nasdaq Capital Market (“Nasdaq”) under the symbol “MAMO.”

Competitive Strengths

We believe the following strengths position us to continue to grow our business and expand our market presence:

All-Weather Product Innovation and Differentiation

We are focused on advancing the utility vehicle category through the introduction of fully enclosed, HVAC-equipped vehicles designed for year-round use. These all-weather platforms, including our Sentinel series, enable operation across a wide range of climates and applications, expanding the traditional use cases of UTVs beyond seasonal recreation into daily utility and commercial use. We believe this differentiation enhances our competitive positioning and increases our addressable market.

Scaled Distribution and Service Network

We have developed a broad distribution and service infrastructure across the United States, including a large network of independent dealers, national retail partners, and third-party service providers. This network enables us to reach customers across rural, agricultural, and commercial markets while providing ongoing service and support. Our parts and service capabilities, including rapid fulfillment and nationwide technician support, contribute to customer satisfaction and long-term relationships with dealers and end users.

Omnichannel Sales and Dealer Integration

We utilize a multi-channel distribution strategy that includes dealers, national retail partners, and e-commerce platforms. In 2025, we enhanced our digital capabilities through an e-commerce platform integrated with our dealer network, enabling customers to browse, configure, and purchase vehicles online while supporting dealer fulfillment and service. This omnichannel approach allows us to meet evolving customer purchasing preferences while strengthening dealer relationships.

Diversified Product Platform

We offer a diversified portfolio of products across multiple categories, including UTVs, ATVs, golf carts and electric utility carts, motorcycles, youth products and pontoon boats. This breadth allows us to serve a wide range of customer needs and reduces our reliance on any single product category. In addition, our product lineup includes both recreational and utility-focused vehicles, as well as entry-level and higher-value offerings, supporting customer acquisition and long-term brand engagement.

Utility-Focused Customer Base

A significant portion of our customers are engaged in agriculture, land management, and other utility-driven applications. This positions our business within essential-use demand segments, which we believe are more resilient than purely discretionary recreational markets.

Scalable and Flexible Supply Chain

We maintain relationships with a global network of manufacturing partners, enabling us to offer competitively priced products while maintaining quality standards. At the same time, we are actively working to diversify our supply chain by expanding sourcing across multiple regions and evaluating assembly and manufacturing opportunities outside of China. These initiatives are intended to improve resilience, reduce risk, and enhance operational flexibility.

Integrated Operations and Distribution Infrastructure

We operate from a 376,000 sq. ft. facility in Dallas, Texas, which serves as a central hub for assembly, product development, parts distribution and logistics. The facility includes design and testing capabilities, assembly lines, parts operations, and logistics infrastructure with more than 30 loading docks, supporting efficient product handling and shipment.

This centralized infrastructure allows us to assemble, accessorize, and prepare vehicles for shipment efficiently, enabling timely delivery to dealers, retailers, and customers. In addition, we have expanded our logistics capabilities through a partnership with Armlogi, providing access to strategically located warehousing facilities and enhanced inventory management and distribution services across key regions in the United States.

We believe our integrated operations and distribution capabilities support scalability, improve fulfillment speed, and enhance our ability to serve our dealer network and retail customers.

Experienced Management and Operational Leadership

Our management team has extensive experience in product development, sourcing, distribution, and retail execution within the powersports and outdoor industries. The team has demonstrated the ability to identify market opportunities, introduce new products, and expand distribution channels. We believe our leadership team is well-positioned to execute on our strategic initiatives, including expanding our all-weather vehicle platform, strengthening our dealer network, developing commercial and fleet sales channels, and enhancing our operational capabilities.

Strategy

Our strategy is focused on expanding our position as a provider of utility-focused vehicles and mobility solutions, supported by a scalable distribution and service platform. We are focused on increasing market share through product innovation, distribution expansion, and entry into new customer segments, including commercial and fleet applications.

Our key strategic initiatives include:

●	Expand All-Weather Vehicle Platform

○	We are focused on expanding our portfolio of fully enclosed, HVAC-equipped vehicles designed for year-round use. We believe these all-weather platforms represent a significant evolution in the UTV category, enabling broader use cases across agricultural, commercial, and recreational applications. We plan to extend HVAC capabilities across our lineup, including future models such as the Sentinel 1500.

●	Expand Distribution and Omnichannel Capabilities

○	We continue to strengthen our nationwide distribution footprint through dealer expansion, retail partnerships, and logistics infrastructure. Through our partnership with Armlogi, we have expanded our distribution center network across key regions in the United States, improving delivery times, reducing logistics costs, and enhancing dealer and customer responsiveness.
○	In addition, we are expanding our omnichannel capabilities through our e-commerce platform, enabling customers to browse, configure, and purchase vehicles online while integrating with our dealer network for fulfillment and service.

●	Develop Fleet and Commercial Sales Channels

○	We are expanding into commercial and fleet markets through a dedicated fleet sales program launching in 2026. This initiative targets institutional, municipal, and commercial customers seeking utility vehicles for operational use. We have received early interest from fleet operators, particularly for our HVAC-equipped electric carts, which offer enhanced comfort and usability in year-round working environments.

●	Expand Product Portfolio and Innovation

○	We continue to introduce new models and enhance existing products across our portfolio, including UTVs, ATVs, golf carts, and electric utility vehicles. Our product development efforts focus on improving functionality, durability, and user experience, as well as expanding into adjacent categories such as electric vehicles and technology-enabled products.
○	We are also exploring opportunities to introduce AI-enabled products through partnerships with third-party manufacturers, which may include applications in agriculture, security, and logistics.

●	Diversify and Strengthen Supply Chain

○	We are actively working to diversify our supplier base and reduce reliance on any single geographic region. Our strategy includes expanding sourcing across multiple countries and evaluating assembly and manufacturing opportunities outside of China to mitigate geopolitical and tariff-related risks and improve supply chain resilience.

●	Invest in Infrastructure and Operational Efficiency

○	We continue to invest in our operational capabilities, including assembly automation, logistics infrastructure, and information systems. These investments are intended to improve efficiency, support growth, and enhance our ability to scale our business.
○	We are also investing in our dealer development and regional sales capabilities to support network expansion, strengthen partner relationships, and improve execution as we introduce new product offerings.

Products

We offer a diversified portfolio of utility-focused and recreational vehicles, including UTVs, ATVs, golf carts and electric utility carts, motorcycles, pontoon boats, and a range of accessories and related products. Our product strategy is centered on delivering practical, durable, and feature-rich vehicles designed for both work and recreational use across rural, agricultural, and commercial applications.

The majority of our products are imported directly from our manufacturer network to our facility in Dallas where they are assembled, accessorized and inspected before shipment to a distributor or direct to the customer, with the exception of our Pontoon Boats, which are wholly manufactured at our Dallas facility. With the exception of our products designed for industry usage, our products are designed to serve both recreational and utility-focused applications, with increasing emphasis on commercial, agricultural and fleet use cases.

We constantly monitor the consumer market and consult with suppliers to determine what new products we can offer customers. In determining whether to commence distributing a product, among other things, we consider the quality and reliability of the product, the value we believe we can deliver to the consumer based on the price to be paid to the supplier and the reliability of the supplier.

ATV and UTV

Our ATV and UTV lineup include a range of models designed for both recreational and utility use, with applications including farming, land management, property maintenance, and outdoor recreation. Our UTV platform is a core focus of our product strategy, particularly as we expand into all-weather, HVAC-equipped models designed for year-round use.

We offer both gas-powered and electric models across our ATV and UTV categories, supported by a full line of accessories and replacement parts. We continue to prioritize product enhancements that improve durability, functionality, and operator comfort.

Massimo Sentinel 1500 HVAC Crew UTV

Massimo Sentinel 770 HVAC UTV

Massimo Buck 550-6 Crew UTV

Massimo T-Boss 560 UTV

Massimo MSA 760 ATV

Massimo MSA 450F ATV

8

Massimo MVR 2X and Massimo MVR Cargo Max Electric Golf Carts

Golf Carts and Electric Utility Carts

Our golf cart and electric utility cart lineup represents a growing segment of our business, serving both recreational and commercial applications. These vehicles are used in a variety of settings, including residential communities, campuses, hospitality environments, and light industrial and commercial operations.

We offer a range of electric golf carts and utility carts with features focused on comfort, efficiency, and customization. Our newer models include premium features such as enclosed cabins and HVAC systems, which are particularly attractive for commercial and fleet applications requiring year-round usability.

We believe our electric cart platform is well-positioned for expansion, particularly as we develop our fleet sales program targeting commercial customers seeking reliable, low-maintenance, and environmentally friendly transportation solutions.

Massimo MVR HVAC Pro

Massimo MVR HVAC Cargo Max Pro

Recreational Pontoon Boats

Our marine division focuses on recreational pontoon and tritoon boats designed for leisure, fishing, and family-oriented activities.

We entered the pontoon boat market in 2020 and have since developed a portfolio of both gas-powered and electric-powered models, supported by a full line of replacement parts and accessories.

We manufacture our pontoon boats at our Dallas, Texas facility and continue to evaluate opportunities to optimize product offerings, distribution and operational efficiency within this segment as part of our broader portfolio strategy.

We have also expanded our presence in electric marine propulsion through a partnership with Vision Marine Technologies Inc. (“Vision Marine”), under which certain of our pontoon boats are equipped with Vision Marine’s E-Motion™ 180E Powertrain System, a turnkey electric propulsion solution.

Massimo Marine Pontoon Boat

Massimo Marine Tritoon Boat

For the 2026 model year, we are introducing product enhancements across our marine lineup. Our 22-foot and 24-foot models will include optional removable modular kitchen units featuring an integrated sink, handheld sprayer, refrigeration, and grilling capabilities. In addition, our 25-foot models will include updated design and performance features, including new fencing configurations, enhanced stern design, wraparound windshield options, upgraded seating layouts, and dual helm configurations.

Motorcycles, Go Karts, Youth Products and Accessories

In addition to our core vehicle categories, we offer a broad range of gas-powered and electric-powered motorcycles, minibikes, go karts, and youth-oriented products. This segment represents a meaningful portion of our unit volume, with annual sales of youth and entry-level products in the tens of thousands of units.

Our youth product lineup includes go karts, minibike, and electric balance bikes designed for younger riders, as well as entry-level recreational vehicles for new powersports users. These products are designed to be accessible, easy to operate, and aligned with customer demand for recreational and family-oriented outdoor activities.

We believe this category plays an important role in introducing new customers to our brand, supporting long-term customer engagement, and providing a foundation for progression into our higher-value utility and recreational vehicle offerings.

Massimo MB200S Mini Bike

Massimo Mini 125 Go Kart

Massimo GKD200S Go Kart

Massimo MB200 Mini Bike

We offer a wide range of accessories for all of our vehicles including replacement parts and supplies, along with seasonal equipment such as snowplows and enclosures specially designed for our UTVs. Our outdoor accessories include EV chargers, portable solar panels, electric coolers and power stations.

Marketing

Our marketing strategy is focused on reaching rural, agricultural and commercial customers who rely on utility-oriented vehicles for work, property management and recreational use. A significant portion of our customer base consists of farmers, landowners, ranchers, and small business operators, positioning our products within essential-use applications rather than purely discretionary spending.

We primarily market and sell our products through a nationwide network of dealers and retail partners, supported by in-store merchandising, dealer-led marketing initiatives, and national retail relationships. These channels allow us to maintain strong local market presence while benefiting from broader brand visibility.

We have also expanded our digital capabilities to support evolving customer purchasing behavior. In March 2025, we launched an enhanced e-commerce platform through our partnership with Ekho Dealer, enabling customers to browse, configure, and purchase vehicles online while integrating with our dealer network for fulfillment and service. This omnichannel approach allows us to support both traditional in-store purchasing and online engagement.

Our product positioning emphasizes utility, durability and year-round usability. We are increasingly focused on promoting our HVAC-equipped, all-weather vehicles, which are designed to expand use cases beyond seasonal recreation and support daily operational needs in a variety of environments.

In addition, we are developing targeted marketing initiatives for commercial and fleet customers as we expand our presence in these segments. These efforts include direct engagement with fleet operators and businesses seeking utility vehicles for operational use.

We continue to leverage a combination of digital marketing, dealer partnerships, retail placement, and customer engagement programs to drive brand awareness, customer acquisition and long-term retention.

Multiple Distribution Channels

We sell our products through a diversified, omnichannel distribution platform that includes independent dealers, national retail partners, and e-commerce channels. We have established a broad dealer network with approximately 2,800 locations across the United States, including relationships with major retailers such as Tractor Supply Co., Lowe’s, Walmart, and others.

Our dealer network represents a core component of our go-to-market strategy, enabling localized sales, service, and customer engagement. We maintain long-term relationships with our dealer partners and support them through marketing programs, inventory management, and sales initiatives designed to drive product visibility and sell-through.

We have also expanded our digital capabilities through our e-commerce platform, including our partnership with Ekho Dealer, which enables customers to browse, configure, and purchase vehicles online while integrating with our dealer network for fulfillment and service. This omnichannel approach allows us to support evolving customer purchasing behavior while strengthening dealer relationships.

In addition, we maintain relationships with distributors and are selectively expanding into international markets, including initial efforts in Europe through independent distribution partners. We believe our diversified distribution model provides broad market access, enhances brand visibility and supports scalable growth across multiple customer segments.

Dedicated Customer Support and Service Infrastructure

Our customer engagement extends beyond the point of sale through a comprehensive service and support platform designed to maintain long-term customer relationships and ensure product performance. Post-sale activities include delivery confirmation, warranty registration, maintenance reminders and ongoing customer communication.

We maintain a dedicated team of full-time employees, including trained technicians, who provide support to both customers and dealers through online and telephone channels. Our support infrastructure is designed to assist with product operation, diagnostics, and maintenance across our full product portfolio.

We operate an approximately 40,000 sq. ft. parts facility that stocks a full line of parts, accessories, and maintenance items, enabling us to fulfill most parts orders within 48 hours. We also provide detailed parts diagrams and service manuals to support efficient maintenance and repair.

In addition, we have implemented a mobile technician program, with trained technicians deployed nationwide to provide on-site support to dealers and customers. These technicians assist with maintenance, training, diagnostics, and repair services, improving service responsiveness and reducing vehicle downtime.

Product Warranties

We provide warranty coverage designed to support product reliability and customer confidence across our product portfolio. We provide limited warranty coverage for defects in materials and workmanship in our ATVs, UTVs, golf carts, Go-Karts and motorcycles for a period of one year. The warranty is non-transferable for the period of coverage if the vehicle is resold. Our limited warranty is void if the vehicle is used as a rental, racing or any modifications are made to the product. Although we employ quality control procedures, a product is sometimes distributed which needs repair or replacement. Historically, product recalls have not had a material effect on our business.

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

Financing Arrangements

We support our dealer network and end customers through a range of financing solutions designed to facilitate product accessibility and drive sales growth.

For dealer financing, we maintain floor plan arrangements with multiple providers, including Northpoint Commercial Finance, Automotive Finance Corporation (AFC), and Dealer Direct. These programs enable dealers and distributors to finance inventory purchases, with the Company typically receiving payment shortly after shipment. To support dealer adoption and inventory turnover, we offer promotional programs under which we subsidize interest costs for an initial period, generally up to 90 days.

For retail customers, we work with a network of third-party financing partners to provide installment loan and lease options across our product portfolio, including UTVs, ATVs, golf carts, and pontoon boats. These programs are designed to support a broad range of customers, including both prime and non-prime borrowers. We also offer promotional financing programs, including opportunities for qualified buyers to access low or zero percent APR financing on select models.

In addition, we have partnered with Horsepower Financial to offer lease financing options, providing customers with additional flexibility in how they acquire and use our vehicles.

As we continue to expand our portfolio of higher-value, HVAC-equipped vehicles and premium product offerings, we believe our financing relationships will play an increasingly important role in supporting customer adoption and driving sales growth by improving affordability and purchasing flexibility.

These financing programs are an important component of our go-to-market strategy, particularly as we expand into higher-priced product categories.

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

Substantially all products other than our boats, in particular our ATVs and UTVs, are sourced from select global manufacturers with which we have ongoing relationships. Our in-house sourcing and logistics personnel reach out to possible vendors, suppliers and raw material providers, and review their products and background to ensure that their products will meet our standards and that they can meet our needs on a timely basis. We review market trends with our major suppliers to coordinate manufacturing volumes and delivery dates and determine whether there is an opportunity to upgrade or accessorize a product to increase its customer appeal, the sales price and our margins. We currently have ongoing supply agreements in place with approximately 30 suppliers, two of which are located in the United States, one in Taiwan, one in Vietnam, and the majority in China.

In 2017, we entered into a partnership for engines with Linhai Yamaha Motor Co. which enabled us to increase the performance of our vehicles and offer new products. An agreement reached in 2019 with Kubota Japan enabled us to obtain a reliable diesel engine with which to enter the diesel UTV market. Currently, our top three suppliers are Linhai Powersports USA Corporation (“Linhai Powersports”), Huzhou Meiwen Textile Imp. & Exp. Co., Ltd. and Linhai Co., Ltd., all of which are located in China and supplied us with approximately 79% and 8% (by cost) of our products in the fiscal years ended December 31, 2024 and 2025, respectively.

We do not currently expect to suspend our production, sales or maintenance of any of our products or experience higher costs due to constrained capacity or materially increased commodity prices or challenges sourcing materials. We believe our supply chain can respond to expected consumer demand and we will be able to continue to supply products to our customers at reasonable prices. While we have not experienced material supply disruptions to date, we continue to monitor supply chain conditions and maintain flexibility in our sourcing strategy. There can be no assurance that future disruptions will not occur. We have not been affected by export restrictions or sanctions. Nevertheless, we are focusing on broadening our base of suppliers to reduce our dependence on a limited number of suppliers for the majority of our products, to minimize the risk of relying upon Chinese manufacturers, including the risk of fluctuations in the exchange rate between the U.S. Dollar and the legal currency of China (“Chinese RMB”) and impact of tariffs. Our ability to meet customer demand is significantly impacted by tariffs on imported components. The evolving tariff landscape, including tariffs applicable to Chinese imports, has introduced uncertainty and may directly affect our cost structure. While we continue exploring ways to mitigate this impact, including potential pricing adjustments, it remains uncertain whether we can pass these costs on to customers or if higher prices will negatively affect sales. For further details please see “Risk Factors - There is no assurance there will not be disruptions to trade between China and the United States.”

Research and Development

We invest in research and development (“R&D”) to support the design, enhancement, and expansion of our product portfolio, with a focus on improving performance, functionality, and user experience across our vehicle platforms.

In recent periods, we have invested over $2 million in the development of new products, including our premium Sentinel series UTVs and MVR Pro series electric carts, with a particular emphasis on fully enclosed, HVAC-equipped platforms designed for year-round use. These investments support our strategy to expand into higher-value, utility-focused, and commercial applications.

In addition to our internal development efforts, we work closely with our manufacturing partners to design and refine our products. This collaborative approach allows us to leverage supplier expertise while maintaining an asset-efficient operating model.

We believe our R&D approach enables us to introduce new products and features efficiently while aligning our product development efforts with evolving customer needs and market trends.

Information Technology

We utilize information technology systems to support our operations, including product development, supply chain management, inventory control, sales processing and customer engagement. Our systems are designed to enable efficient coordination across our internal teams, suppliers, dealers and retail partners.

We have invested in integrating our enterprise resource planning (“ERP”) systems with our sales and distribution platforms, including our e-commerce capabilities, to improve visibility into inventory, streamline order processing and enhance overall operational efficiency.

Our technology infrastructure supports our omnichannel distribution strategy by enabling coordination between online sales platforms and our dealer network for fulfillment and service. In addition, our systems facilitate communication and collaboration with customers, distributors, and service providers.

As we continue to grow, we expect to further invest in our technology systems to enhance scalability, improve data visibility and support ongoing operational efficiency.

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

Employees

As of March 25, 2026, we had approximately 100 employees, including personnel in management and administration, sales and service, manufacturing, quality control, and research and development functions.

We operate with a scalable and asset-efficient model that leverages a combination of internal personnel, third-party manufacturing partners, and an extensive dealer and service network. This approach allows us to maintain operational flexibility while supporting growth across our product lines and distribution channels.

None of our employees are represented by a union, and we believe our relationship with our employees is satisfactory.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the following risks, together with all other information contained in this Annual Report, before making an investment decision. The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The risks described below are not the only risks we face. Additional risks not currently known to us or that we currently consider immaterial may also impair our business.

Summary of Significant Risks Affecting Our Company

Our significant risks may be summarized as follows:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products.
●	We rely on third parties to manufacture many of the products we sell.
●	The majority of the products we purchase are manufactured in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Our management team has limited experience operating a company with publicly traded shares.
●	Economic conditions that impact consumer spending may have a material adverse effect on our business, and our partners’ business.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Any decline in the social acceptability of our products or any increased restrictions on the access or the use of the Company’s products in certain locations could materially and adversely affect our business, operation results, or financial condition.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in R&D of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The inability of our dealers and distributors to secure adequate access to capital could materially and adversely affect our business.
●	We depend upon the successful management of inventory levels, both ours and that of our dealers.
●	There is no assurance there will not be disruptions to trade between China and the United States.
●	We may not be able to successfully maintain our business strategy that relies upon offshore manufacturers.
●	Supply chain problems, termination or interruption of supply arrangements or increases in the cost of products could have a material adverse effect on our business.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	Changes in the credit markets could decrease the ability of consumers to purchase our products and have a material adverse effect on our business.
●	We may require additional capital which may not be available.
●	Our business depends on the continued contributions made by Mr. Shan, our founder, Chairman and Chief Executive Officer.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	If we fail to develop and protect our brand names and reputation, we may not attract and retain new distributors and dealers, or customers.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our business.

●	The failure of our IT systems or a security breach involving consumer or employee personal data could have a materially adverse effect on our business.
●	Retail sales of our new products may be materially and adversely affected by declining prices for used versions of our products or by competitors supplying new products in excess of market demand.
●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	If product liability lawsuits are filed against us, we may be exposed to significant financial liabilities.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to litigations arising from defective products that resulted in property damage, physical injury, and death.
●	Our business requires us to pay licensing fees for each state that we operate in. We may not be able to justify the cost of compliance in a particular state or locality thus necessitating that we allow our license to expire.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack or the breach of such agreements could adversely affect our business and results of operations.
●	Our business could be materially harmed by epidemics, pandemics, or other public health emergencies, boycotts, and geo-political events.
●	Our ability, or lack thereof, to attract, recruit, and maintain talented sales representatives may adversely affect our business and our plans to expand our market.
●	Our ability, or lack thereof, to establish strategic partnerships and expand our distribution channels may adversely affect our business and our plans.
●	U.S. government policies that provide incentives to farmers may be discontinued.
●	There is no existing market for our securities, and we do not know if one will develop.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	Our founder and principal shareholder have substantial influence over our Company.
●	We will incur significant increased costs as a result of operating as a public company and will be required to devote substantial time to compliance initiatives.
●	Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.

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

We have entered into a non-binding letter of intent to acquire FST Development Company Limited, and we may not be able to complete this acquisition or, should we acquire it, we may not be able to successfully integrate it, which could adversely affect our business and stock price.

In February 2026, we entered into a non-binding Letter of Intent (“LOI”) to acquire 100% of the equity interests of FST Development Company Limited (“FST”). The consummation of this acquisition is subject to numerous conditions, including the negotiation and execution of a definitive purchase agreement, the completion of satisfactory due diligence, and receipt of required board and regulatory approvals. There can be no assurance that we will be able to reach a definitive agreement with FST on favorable terms, or at all. Because the LOI is non-binding, either party may terminate negotiations at any time. If we fail to complete the acquisition, we may have incurred significant legal, accounting and managerial costs without realizing any of the anticipated benefits.

Furthermore, even if the acquisition is completed, we may face significant challenges in integrating FST’s AI and health-robotics technologies into our existing powersports and marine product lines. These challenges include, but are not limited to:

●	Difficulties in consolidating technology platforms and manufacturing processes;

●	The potential loss of key technical personnel from FST;

●	Unanticipated costs or liabilities associated with FST’s business; and

●	Failure to achieve the expected strategic synergies or market expansion in the AI-driven robotics sector.

If we are unable to successfully manage these risks, our business, financial condition, and results of operations could be materially and adversely affected.

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

As of the date of this report we have opened five new distribution centers in California, Georgia, New Jersey, Texas and Illinois through our partnership with Armlogi. Opening these facilities should reduce the costs of delivering our products, particularly our UTVs and ATVs, to dealers, distributors, and customers, and should increase our ability to sharply respond to the needs of our customers for spare parts and equipment. However, there is no assurance that opening these facilities will increase our sales and will not have an adverse impact on our business, financial condition, or results of operations.

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

We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. Approximately, 74% of our purchases in the fiscal year ended December 31, 2024 and 78% of our purchases in the fiscal year ended December 31, 2025 were made from two suppliers, and, as of both December 31, 2024 and December 31, 2025, our largest supplier accounted for 33% and 21% of the Company’s total accounts payable respectively. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

We rely on freights to ship the products that we purchase from our suppliers based in China to our facility in Dallas, Texas and as such, we may face risks related to overseas freights cost fluctuation.

We have supply agreements with approximately 15 suppliers, two of which are based in the U.S., one of which are based in Taiwan, and 12 of which are based in China. Approximately 85% of the products we purchased in the fiscal year ended December 31, 2025, based on cost, were purchased from three suppliers in China of which 52% was purchased from a single supplier located in Jiangsu, China. Due to the supply chain crisis in the years 2021 and 2022, the cost of our oversea freights increased significantly to double or even triple what it had been in the years 2020 and 2019. To offset these price increases, we increased the selling prices for the majority of our products. Since 2023, the cost of overseas freights has decreased substantially, though it still exceeds the cost prior to the supply chain crises. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese-based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China or that we will be able to raise our prices to offset increased freight cost in the future.

The majority of the products we purchase are manufactured by suppliers in China and their operations are subject to risks associated with business operations in China. Any disruption in the ability of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

We have supply agreements with approximately 15 suppliers, 2 of which are based in the U.S., 1 of which are based in Taiwan, and 12 of which are based in China. Approximately 85% of the products we purchased in the fiscal year ended December 31, 2025, based on cost, were purchased from three]suppliers in China of which 52% was purchased from a single supplier located in Jiangsu, China. Although we are looking to broaden our supplier base outside of China to reduce our dependence upon Chinese based suppliers in general, there is no assurance we will be able to broaden our supplier base outside of China.

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

During 2025 and 2024, we purchased a majority of our products from Linhai Powersports, which is a state-owned entity (“SOE”) in China. A SOE is a legal entity that is established by the Chinese government to participate in commercial activities on the government’s behalf. As a SOE, Linhai Powersports is subject to the authority, direction, and mandates of the Chinese government, which may be influenced to a significant degree by the political, economic, and social conditions in China. The Chinese government continues to play a significant role in regulating industries within China by imposing industrial policies, providing subsidies, and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results.

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

On February 20, 2026, the U.S. Supreme Court ruled 6-3 that the tariffs imposed by the Trump administration under the International Emergency Economic Powers Act (IEEPA) exceeded presidential authority and are therefore invalid. In response, the administration announced a new 10% global tariff, later changed to a 15% tariff, under a separate trade law. The Company is closely monitoring these developments and their potential impact on our business operations and supply chain. Given the rapidly evolving regulatory and trade environment, there can be no assurance as to the ultimate tariff rates that will be applicable to our imported products. There is no assurance that the U.S. or Chinese governments will not impose additional tariffs or other restrictive measures in the future. Further trade barriers could disrupt our supply chain, increase costs, and limit our ability to source components at competitive prices. If we are unable to offset these rising costs through operational efficiencies or pricing strategies, our margins and overall financial performance may be adversely affected. Ongoing trade tensions and regulatory changes continue to create uncertainty, posing a risk to our business operations and profitability.

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

Our results of operations experience substantial fluctuations from quarter to quarter and year to year. A portion of our sales revenue generated from Massimo Marine has seasonable sales pattern. For the fiscal years ended December 31, 2024 and 2025, our revenue generated from the Massimo Marine made up approximately 3.4% and 2.0% of our total revenue, respectively. In general, retail sales of our products are highest in their particular season of use and in the immediately preceding period. For example, retail sales for ATVs and Pontoon Boats will be highest in winter and spring. Revenues in the first half of the fiscal year have generally been lower than those in the second half. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand, the introduction of new products and models and production scheduling for particular types of products. Any negative economic conditions that occur during the months of traditionally higher sales of a given product could have a disproportionate effect on our results of operations for the entire fiscal year. In addition, our dealers and distributors may modify orders, change delivery schedules, or change the mix of products ordered. We may also make strategic decisions to deliver and invoice products at certain dates to lower costs or improve supply chain efficiencies or may be forced to do so because of supply chain issues or disruption. As a result, our results of operations are likely to fluctuate significantly from period to period such that any historical results should not be considered indicative of the results to be expected for any future period. In addition, we incur significant additional expenses in the periods leading up to the introduction of new products which may also result in fluctuations in our results of operations. Our annual and quarterly gross profit margins are also sensitive to a number of factors, many of which are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect will continue. This seasonality in revenues, expenses and margins, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, tariffs, free-trade arrangements, geopolitical uncertainty, the cost or availability of raw materials or labor, discretionary spending habits and currency exchange rate fluctuations, could materially adversely affect our business, results of operations or financial condition.

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

From 2017 to 2025, we have been subject to two material pending litigation proceedings relating to: accidental fires, defective steering mechanisms, faulty batteries and braking systems, bad engines and other issues of product design and/or manufacturing defect. Some of these proceedings were filed pursuant to the plaintiffs experiencing death, injury or property damage. While we have been able to settle the vast majority of these claims, there remains a possibility that these past claims may adversely affect the future ability to sell our products. Distributors, dealers and customers may perceive our products to be unsafe or poorly built and may refuse to carry them in stores or purchase them for personal use. We may be subject to similar litigation proceedings in the future which may result in additional damages and a poor reputation among our distributors, dealers and customers. This could have a material adverse effect on our business, results of operations or financial condition. See “An adverse determination in any significant product liability claim could materially adversely affect our business, results of operations or financial condition.”

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

In fiscal year ended December 31, 2024 and 2025, approximately 60% and 65% of our consumers were farmers, respectively. As a supplier to farmers, we are aware that farmers rely on U.S. governmental programs to fund the purchase of supplies from us and operate their business. For example, the U.S. Department of Agriculture (“USDA”) has a variety of grants and subsidies. The USDA offers farming producers and agricultural businesses funding through its Pandemic Assistance for Producers initiative. The USDA’s program, The Food Safety Certification for Specialty Crops program provides up to $200 million in assistance for specialty crop producers who incur eligible on-farm food safety program expenses to obtain or renew a food safety certification in calendar years 2023, 2024 or 2025.

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

Prior to the commencement of trading of our common stock on April 1, 2024, no public market for our common stock existed. Although our common stock is listed on Nasdaq, an active trading market for our common stock may not develop, or if developed, be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares.

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

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	speculation in the press or investment community;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities; and

●	changes in general market and economic conditions.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors (the “Board of Directors” or “Board”) and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it and any potential investor who anticipates the need for current dividends should not purchase our securities. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Dividends.”

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

Mr. David Shan owns approximately 77% of our outstanding shares. Accordingly, Mr. Shan will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Mr. Shan will also have the power to prevent or cause a change in control. Without the consent of Mr. Shan, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. In addition, Mr. Shan could violate his fiduciary duties by diverting business opportunities from us to himself or others. The interests of Mr. Shan may differ from the interests of our other shareholders. The concentration in the ownership of our common stock shares may cause a material decline in the value of our common stock.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

Sales of substantial amounts of our common stock in the public market, including sales made of any shares pledged for a loan by any holder of a significant number of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Our common stock is freely tradable without restriction or further registration under the Securities Act, and shares held by our existing shareholders may also be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act and the applicable lock-up agreements. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

As of December 31, 2025, we have identified material weakness existing in the Company’s internal control over financial reporting related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements. We are working to remediate the material weaknesses as further discussed in Item 9A of this Report. If we cannot successfully remediate identified control deficiencies, including any current or future material weaknesses in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; and our common stock price may decline.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors - Risks Relating to our Business, Strategy, and Industry” in this Report.

Item 2. Properties.

Our executive offices are located at 3101 W Miller Road, Garland, Texas 75041, and our telephone number is 866-403-5272. The cost for our lease of this space is $230,250 per month plus property tax and insurance. This lease will expire on July 31, 2029. We consider our current office space adequate for our current operations.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2026, we are party to two material pending legal proceedings.

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

In September 2020, Taizhou Nebula Power Co. Ltd. (“Nebula”) filed suit against us in the Dallas County District of Texas. Nebula has alleged that we owe them $2,343,868.60 for products that it shipped to us from 2017 to 2019. Nebula also seeks undefined damages they claim were caused by our failure to hit certain sales targets pursuant to the distribution agreement signed by both parties. A bench trial was conducted in May 2024. On June 6, 2024, the trial court entered its Findings of Fact and Conclusions of Law, which generally found for Nebula on its breach of contract claims and denied Massimo’s counterclaims. After post-trial fees briefing, the trial court entered its Final Judgment on July 8, 2024. On August 7, 2024, Massimo timely filed a notice of appeal of the Final Judgment. Massimo filed its appellant’s brief on January 31, 2025. Nebula filed its appellee’s brief on May 1, 2025. Massimo intends to continue vigorously defending the lawsuit and pursuing its appeal. While Massimo is not opposed to an out-of-court settlement, to date Nebula’s attorneys have had limited interest in discussing settlement. As of the date of this Report, there are no further updates regarding this legal proceeding. See Note 18 - Commitments and Contingencies.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunying Vehicle Co., Ltd. (“Zhejiang Qunying”) filed suit against us and 10 other corporate entities in the Superior Court of the State of California in Orange County. Zhejiang Qunying alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite us being one of the 10 entities that plaintiff has sued, we have had minimal interactions with Zhejiang Qunying. Further, we have not purchased any products from Zheijang Qunying. In February 2024, Zhejiang Qunying filed a second amended complaint. In March 2024, Massimo filed a demurrer seeking to dismiss the second amended complaint as against Massimo due to Zhejiang Qunying’s failure to state a valid claim. In August 2024, the court denied in part and granted in part Massimo’s demurrer. As a result, Zhejiang Qunying still has valid claims against Massimo. The trial is scheduled for March 2026. Massimo intends to vigorously defend against the lawsuit. As of the date of this Report, there are no further updates regarding this legal proceeding. See Note 18 - Commitments and Contingencies.

In the past, we have also been subject to more than 50 legal proceedings encompassing: employment disputes, personal injury and wrongful death lawsuits, property damage lawsuits, product liability and manufacturing defect lawsuits and contractual disputes with our suppliers, distributors, customers, an on-site security provider, a freight shipping company and a previous law firm. These cases also include an inquiry by the Missouri Office of the Attorney General and the Pennsylvania State Board of Vehicle Manufacturers, Dealers and Salespersons. We do not believe that these past cases will have or have had a material adverse effect on our business, operating results, financial condition, or cash flows. However, we cannot assure you that past litigation will not have an impact on our present reputation or goodwill among dealers, distributors and customers.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our shares of common stock are traded on Nasdaq under the symbol “MAMO.” Our shares of common stock commenced public trading on April 2, 2024.

(b)	Holders

On March 23, 2026, there were 15 holders of record of our shares of common stock including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds our common shares on behalf of an indeterminate number of beneficial owners. All of the common shares held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The following table provides information as of December 31, 2025, regarding our common stock that may be issued under the Company’s 2024 Equity Incentive Plan, as amended to date (the “Incentive Plan”).

Plan category:	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Incentive Plan
- Stock option	350,000	$4.04	1,650,000
- Restricted Stock Units	-	-	1,549,000

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds

None.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this 2025 Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this 2025 Annual Report, particularly in “Risk Factors.” All amounts included herein with respect to the fiscal years ended December 31, 2025 and 2024 are derived from our audited consolidated financial statements included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP.

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 96.6% and 98.0% of total revenue for the years ended December 31, 2024 and 2025, respectively

We also generate revenue from the sales of Pontoon Boats, which represented 3.4% and 2.0% of our revenue for the years ended December 31, 2024 and 2025, respectively.

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

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, or other economic, political, or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We have funded our growth out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the year ended December 31, 2025, we purchased approximately 78% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation - The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2025, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonal sales of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonal sales pattern. For the years ended December 31, 2024 and 2025, our revenue generated from Massimo Marine was approximately 3.4% and 2.0% of our total revenue, respectively.

Results of Operations

For the years ended December 31, 2024 and 2025

The following table summarizes the results of consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2025 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the years ended December 31,
	2025		2024
	Amount	As % of Sales	Amount	As % of Sales	Amount Increase (Decrease)	Percentage Increase (Decrease)

Sales	$71,828,444	100.0%	$109,325,742	100.0%	$(37,497,298)	(34.3)%
Cost of sales	44,879,246	62.5%	76,865,803	70.3%	(31,986,557)	(41.6)%
Gross profit	26,949,198	37.5%	32,459,939	29.7%	(5,510,741)	(17.0)%
Operating expenses
Selling expenses	7,406,909	10.3%	9,804,547	9.0%	(2,397,638)	(24.5)%
General and administrative expenses	15,473,130	21.5%	16,489,530	15.1%	(1,016,400)	(6.2)%
Impairment loss on supplier deposit due to lawsuit	-	0.0%	772,780	0.7	(772,780)	(100.0)%
Research and development expenses	2,089,181	2.9%	343,493	0.3%	1,745,688	508.2%
Total operating expenses	24,969,220	34.8%	27,410,350	25.1%	(2,441,130)	(8.9)%
Income from operations	1,979,978	2.8%	5,049,589	4.6%	(3,069,611)	(60.8)%
Other income (expenses)
Other income, net	187,156	0.3%	1,110,837	1.0%	(923,681)	(83.2)%
Changes in fair value of Crypto assets	(92,337)	(0.1)%	-	0.0%	(92,337)	100.0%
Loss on litigation	-	0.0	(3,645,092)	(3.3)%	3,645,092	(100.0)%
Interest expense	(45,353)	(0.1)%	(98,667)	(0.1)%	53,314	(54.0)%
Total other income/(expenses)	49,466	0.1%	(2,632,922)	(2.4)%	2,682,388	(101.9)%
(Loss) Income before income taxes	2,029,444	2.8%	2,416,667	2.2%	(387,223)	(16.0)%
(Recovery of) Provision for income taxes	520,103	0.7%	654,758	0.6%	(134,655)	(20.6)%
Net (loss) income	$1,509,341	2.1%	$1,761,909	1.6%	$(252,568)	(14.3)%

Revenue

Total revenues decreased by $37.5 million, or 34.3%, from $109.3 million for the year ended December 31, 2024, to $71.8 million for the year ended December 31, 2025. This moderation in top-line performance reflects management’s disciplined approach to navigating a highly volatile macroeconomic environment while prioritizing long-term brand health over short-term volume dumping. Throughout 2025, persistent inflationary pressures, elevated interest rates, and lingering uncertainties regarding global trade policies significantly dampened retail consumer sentiment for discretionary powersports products. Instead of engaging in aggressive margin-eroding promotions, we elected to strategically tighten our wholesale shipments to assist our major big-box retail partners in right-sizing their inventory levels.

Revenue by Type

	For the years ended December 31,
	2025		2024
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$70,425,175	98.0%	$105,575,151	96.6%	$(35,149,976)	(33.3)%
Pontoon Boats	1,403,270	2.0%	3,750,591	3.4%	(2,347,321)	(62.2)%
Total	$71,828,445	100.0%	$109,325,742	100.0%	$(37,497,297)	(34.3)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from this core segment decreased by $35.1 million, or 33.3%, from $105.6 million for the year ended December 31, 2024 to $70.4 million for the year ended December 31, 2025. This contraction was primarily attributed to a strategic decline in wholesale volumes to our major big-box retail partners, navigating a highly volatile geopolitical and macroeconomic environment.

Throughout the year, the uncertainty surrounding future tariffs, trade restrictions, and potential trade barriers stemming from U.S. government’s policies—which were further exacerbated in January 2025—made it difficult for these major retail customers to predict costs and plan inventories effectively. Concurrently, ongoing inflationary pressures and the prolonged impact of high interest rates put a severe strain on consumer spending for discretionary, higher-priced recreational vehicles.

As a result, many big-box retailers adopted a highly conservative approach, significantly reducing their purchase volumes to avoid inventory buildup. Rather than forcing excess inventory into the channel through heavy discounting, Massimo proactively partnered with these retailers to execute a disciplined channel de-stocking initiative. By aligning our shipment cadence with actual retail sell-through rates, we successfully helped our partners right-size their inventory levels. While this disciplined approach temporarily impacted our recognized wholesale revenue, it preserved our premium brand pricing and positioned our distribution network optimally for the rollout of our higher-margin, next-generation 2026 vehicle lineup.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $2.3 million, or 62.6%, from $3.8 million for the year ended December 31, 2024 to $1.4 million for the year ended December 31, 2025. This contraction reflects a severe, industry-wide downturn in the recreational marine sector, driven by prolonged high interest rates and inflationary pressures that disproportionately impacted consumer demand for non-essential, big-ticket goods.

Furthermore, the macro environment led to significantly tighter credit conditions and rising costs within dealer floorplan financing networks (such as Northpoint), which severely restricted wholesale purchasing power across the industry. Recognizing these mounting risks early, Massimo exercised strict operational discipline. Rather than forcing inventory into a financially constrained wholesale channel, we successfully cleared our existing on-hand inventory while deliberately pausing aggressive wholesale shipments to heavily leveraged dealers. To further insulate our business from these third-party financing vulnerabilities and protect our brand’s premium pricing integrity, we proactively accelerated our strategic transition toward a higher-margin, Direct-to-Consumer (DTC) approach. While this disciplined pivot reduced recognized wholesale revenue in 2025, it successfully mitigated our exposure to industry-wide floorplan financing defaults and established a more profitable, controllable sales trajectory for our Marine division moving forward.

Cost of revenue and gross profit

Our cost and gross profit by revenue types are as follows:

	For the year ended December 31, 2025			For the year ended December 31, 2024
Category	Cost of revenue	Gross profit	Gross margin (%)	Cost of revenue	Gross profit	Gross margin (%)	Variance in Cost of revenue	Variance in gross profit	Variance in gross margin (%)
UTVs, ATVs and e-bikes	$43,581,528	$26,843,647	38.1	$73,463,577	$32,111,574	30.4	$(29,882,049	$(5,267,927)	7.7
Pontoon Boats	1,297,718	105,552	7.5	3,402,226	348,365	9.3	(2,104,508)	(242,813)	(1.8)
Total	$44,879,246	$26,949,199	37.5	$76,865,803	$32,459,939	29.7	$(31,986,557)	$(5,510,740)	7.8

Total cost of revenue decreased by $28.3 million, or 36.9%, from $76.9 million for the year ended December 31, 2024, to $48.3 million for the year ended December 31, 2025. This decrease outpaced our corresponding 34.3% reduction in top-line revenue, reflecting not only the lower overall sales volume but also our relentless execution of operational efficiencies and targeted cost-containment measures across our global supply chains.

Cost of revenue for our core UTVs, ATVs and e-bikes segment decreased by $26.3 million, or 35.8%, from $73.5 million in 2024 to $47.2 million in 2025. This significant reduction aligns with our strategically recalibrated wholesale shipment volumes. Furthermore, the 35.8% contraction in cost was steeper than the 33.3% decline in segment revenue, driven by management’s proactive optimization of inbound component sourcing and the implementation of stringent lean-manufacturing protocols at our domestic assembly facilities. By negotiating more favorable terms with our overseas suppliers and continuously refining our assembly processes, we effectively mitigated the impact of persistent inflationary pressures on our core vehicle lineup.

Cost of revenue for our Pontoon Boats segment decreased by $2.0 million, or 63.7%, from $3.4 million in 2024 to $1.1 million in 2025. This sharp decline corresponds closely with the 62.6% reduction in pontoon boat sales volumes, as we deliberately paused aggressive wholesale shipments to navigate the tight floorplan financing environment. In addition to volume-driven cost reductions, we achieved critical efficiencies in our ocean freight and customs duty allocations. By proactively managing the complex logistics and landed costs associated with importing marine products during a period of heightened tariff uncertainty, we successfully protected the unit economics of our pontoon vessels as we pivoted toward a more profitable Direct-to-Consumer (DTC) sales model.

Our gross profit for the year ended December 31, 2025, was $23.5 million, compared to $32.5 million for the previous year. While absolute gross profit decreased due to the strategic reduction in wholesale volume, our overall gross margin expanded significantly by 280 basis points, from 29.7% in 2024 to 32.7% in 2025. This impressive margin expansion during a period of revenue contraction is a direct result of management’s strategic initiatives.

UTVs, ATVs and e-bikes: Gross margin for this segment improved from 30.4% to 33.0%. This enhancement was driven by a favorable product mix shift toward our higher-margin models, improved component sourcing, and highly effective management of landed costs (including freight and duties). By capturing efficiencies in our ocean freight and duty allocations, we successfully insulated our margins from global inflationary pressures.

Pontoon Boats: Despite the challenging marine market, gross margin for Pontoon Boats expanded from 9.3% to 20.1%. This improvement reflects our pivot away from heavily discounted wholesale clearing programs toward our more profitable DTC channels, combined with enhanced material cost controls and optimized inbound shipping logistics.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fee and merchant service fee. These expenses decreased by $2.4 million, or 24.5%, from $9.8 million in fiscal 2024 to $7.4 million in fiscal 2025, representing 10.3% and 9.0% of our total revenue in fiscal 2025 and fiscal 2024, respectively. The decrease was mainly due to lower shipping and handling fees, which rose from approximately $6.3 million in fiscal 2024 to $4.4 million in fiscal 2025. The decrease in selling expenses was primarily due to a significant reduction in shipping and handling fees. Historically, higher sales volumes of UTVs and ATVs to our big box retail customers drove elevated shipping costs, as we cover the outbound freight for these accounts. Consequently, the strategic reduction in our wholesale shipment volumes to these big box stores during 2025 directly resulted in the substantial decline in our shipping and handling expenses. This decrease was further supported by continued efficiencies in our warranty expenses. The ongoing effectiveness of our enhanced quality control measures and our traveling technician team has allowed us to sustain reduced repair costs and respond to customer requests highly efficiently.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses and depreciation expenses. General and administrative expenses decreased by $1.0 million, or 6.2%, from $16.5 million in fiscal 2024 to $15.5 million in fiscal 2025. The decrease was mainly due to decreased salaries and benefit, insurance expense, professional fees and other general administrative expenses. Our general and administrative expenses represented 21.5% and 15.1% of our total revenue in fiscal 2025 and fiscal 2024, respectively.

Our salaries and benefits were $6.5 million and $6.4 million, representing 39.3% and 39.0% of our total general and administrative expenses in fiscal 2025 and 2024, respectively. The slight decrease in balance was mainly due to increase in one-off salaries compensation paid to an employee as result of employment termination and the decrease of basic salaries and benefits due to the employment termination.

Our rental expenses increased by $0.9 million, or 38.9%, from $2.4 million for the year ended December 31, 2024, to $3.3 million for the year ended December 31, 2025, representing 21.5% and 14.3% of our total general and administrative expenses in fiscal 2025 and 2024, respectively. This significant increase was primarily driven by the full-year impact of the renewal of our principal warehouse and office facility lease at current, higher market rates, which was executed in the second half of 2024. Additionally, the increase reflects the addition of new facility lease agreements signed during 2024 to expand our operational footprint and optimally support our strategic DTC transition and long-term business growth.

Professional fees decreased significantly by $0.7 million, or 33.1%, from $2.7 million in 2024 to $1.4 million in 2025. The decrease was primarily attributable to fewer ongoing lawsuits that required legal consulting services in the third quarter of fiscal 2025 when compared with same period in the prior year.

Impairment of advance to suppliers

During the year ended December 31, 2025, we had no impairment of advance to suppliers. During the year ended December 31, 2024, we recorded a one-time impairment of advance to suppliers amounting to approximately $0.8 million. In June 2024, we reached a tentative agreement regarding general settlement terms with one suppler who would pay approximately $0.3 million to resolve the claim. Our advance to suppliers amounting to $1.1 million would be considered irrecoverable. Therefore, we wrote off the advance to suppliers amounting to approximately $0.7 million during the year ended December 31, 2024. The settlement agreement was finalized in August 2024.

Loss on litigation

During the year ended December 31, 2025, we did not record any loss on litigation. During the year ended December 31, 2024, we recorded a one-time loss of approximate $3.6 million on legal judgment related to a lawsuit with Nebula. The Final Judgment on July 8, 2024 awarded Nebula $3.3 million in damages, $1.4 million in attorneys’ fees and other court cost and $1.2 million in interest on balances since September 15, 2020. We have recorded an additional accrual of $3.6 million as of December 31, 2024, bringing the total accrual related to this lawsuit to approximately $6.0 million. Massimo filed its appellant’s brief on January 31, 2025. Nebula filed its appellee’s brief on May 1, 2025. Massimo intends to continue vigorously defending the lawsuit and pursuing its appeal. As of the date of this Report, there are no further updates regarding this legal proceeding.

Interest expenses

Our interest expense decreased by $0.05 million or 54.0%, from $0.1 million in fiscal 2024, to $0.05 million in fiscal 2025. The decrease in interest expense was mainly because we did not have any bank loans during this period.

Other income, net

Other income decreased by $0.9 million, or 81.8%, from $1.1 million for the year ended December 31, 2024, to $0.2 million for the year ended December 31, 2025. This decrease was primarily attributable to the absence of several non-recurring, one-time items that significantly benefited fiscal 2024. Specifically, our higher other income in 2024 was driven by a $0.2 million write-off of a vendor’s accounts payable following a favorable settlement, an approximately $0.7 million write-off of long-outstanding customer deposits or credits, and elevated insurance claim recoveries. The $0.2 million recognized in fiscal 2025 represents a return to a normalized run-rate for miscellaneous incidental income, reflecting a cleaner operating baseline without the impact of prior-year atypical settlements.

Income before income taxes

Income before income taxes decreased by $0.4 million, from $2.4 million in fiscal 2024, to approximately $2.0 million in fiscal 2025. The decrease was primarily attributable to the fluctuation of gross profits and operating expenses discussed in the foregoing part.

Provision for income taxes

The income tax expense was approximately $0.5 million and $0.7 million in fiscal 2025 and 2024, respectively. Decrease in income tax expense was mainly due to decrease in assessable profit in fiscal 2025.

Net income

Net income was $1.5 million and $1.8 million in fiscal 2025 and 2024, respectively. The decrease was primarily due to fluctuation of revenues and gross profit, offset by a decrease in operating expenses as discussed above.

Cash Flows

For the Years Ended December 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	Years ended December 31,
	2025	2024
Net cash provided by operating activities	$(98,276)	$6,672,278
Net cash used in investing activities	(731,031)	(225,875)
Net cash provided by (used in) financing activities	(3,592,784)	2,997,867
Net increase (decrease) in cash and cash equivalents	(4,422,091)	9,444,270
Cash and cash equivalents, beginning of the year	10,210,084	765,814
Cash and cash equivalents, end of the year	$5,787,993	$10,210,084

Operating Activities

Net cash provided used in operating activities was approximately $0.1 million in fiscal 2025, compared to net cash provided by operating activities of approximately $6.7 million in fiscal 2024, representing a decrease in the net cash provided by operating activities of $6.8 million in fiscal 2025 compared with fiscal 2024. The decrease is primarily due to the following:

●	Net income decreased by $0.3 million in fiscal 2025 compared with fiscal 2024.

●	Our net income was adjusted for non-cash items, including non-cash operating lease expense, loss on crypto assets, amortization of stock-based compensation related to options and RSUs granted, amortization and depreciation, loss on litigation, deferred tax expense (recovery) and provision (reversal of allowance) for expected credit loss. Non-cash items of approximately $1.0 million in fiscal 2025, compared to non-cash items of approximately $6.2 million during fiscal 2024.

●	Account payable decreased by approximately $1.8 million in fiscal 2025, compared to a decrease of approximately $0.8 million in fiscal 2024.

●	Prepaid and other current assets increased by approximately $1.3 million in fiscal 2025, compared to an increase of $0.6 million in fiscal 2024

●	Tax payable increased by approximately $2.5 million in fiscal 2025, compared to a decrease of approximately $1.0 million in fiscal 2024.

●	Increase in payment of operating lease of $2.1 million in fiscal 2025, compared to $1.5 million in fiscal 2024, primary due to leasing additional warehouse space and rent increment upon the renewal of lease agreement.

●	Decrease in inventories by approximately $1.3 million, compared to an increase of $1.5 million in fiscal 2024.

Investing Activities

Net cash used in investing activities was approximately $0.7 million in fiscal 2025, compared to net cash used in investing activities of $0.2 million in fiscal 2024. The increase in net cash used in investing activities was primarily attributable to the purchase of crypto assets of $0.7 million.

Financing Activities

Net cash used in financing activities was approximately $3.6 million in fiscal 2025, compared to net cash generated from financing activities of approximately $3.0 million in fiscal 2024. We made a repayment of shareholder withdrawal of $3.6 million for the year ended December 31, 2025 compared with we had a repayment of related party of $2.3 million and a net proceed from IPO of $4.5 million and a proceed from subscription deposits of $0.9 million.

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

Working Capital

As of December 31, 2025, we had cash and cash equivalents of approximately $5.7 million. Our current assets were approximately $39.8 million, including approximately $5.3 million accounts receivable, approximately $26.0 million inventory, approximately $0.2 million advance to suppliers and approximately $2.5 million prepayment deposit and other receivables, and our current liabilities were approximately $22.3 million, including $7.7 million accounts payable to suppliers, $6.0 million accrued payment on a legal judgment, $0.6 million contract liabilities, $3.5 million income tax payable, $2.0 million loan from a related party and $2.0 million liabilities from obligations under operating and financing leases, which resulted in a positive working capital of $17.6 million.

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

Capital Expenditures

Our capital expenditures consist primarily of the lease of fixed assets and equipment as a result of our business growth. Our capital expenditures amounted to approximately $65,361 and $387,876 for fiscal 2025 and 2024, respectively.

Contractual Commitments

As of December 31, 2025, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitment	$8,645,072	$2,532,671	$4,696,151	$1,416,250	$-

Off-balance Sheet Commitments and Arrangements

There were no off-balance sheet arrangements for the years ended December 31, 2025 and 2024, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-27 comprising a portion of this 2025 Annual Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As discussed in Form 8-K filed with the SEC on July 1, 2025, which is incorporated herein by reference， on June 26, 2025, the audit committee of the Board of Directors of the Company, after discussion with the management of the Company, approved the dismissal of ZH CPA, LLC (“ZH CPA”), the Company’s independent registered public accounting firm, and approved the appointment of HHL LLP (“HHL”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective June 30, 2025. As of the date of dismissal, ZH CPA had not provided a report regarding the Company’s financial statements for any periods ending subsequent to December 31, 2024.

During the interim period from August 26, 2022, the date ZH CPA was appointed, to June 26, 2025, the date of dismissal, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with ZH CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ZH CPA, would have caused ZH CPA to make reference to such disagreement in its report or (b) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except that there were material weaknesses in the Company’s internal control over financial reporting reported by the Company on its Quarterly Report on Form 10-Q for the period ended March 31, 2025 and its Annual Report on From 10-K for the year ended December 31, 2024, related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through June 30, 2025, the Company did not consult with HHL regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by HHL on the Company’s financial statements, and HHL did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that a material weakness was present related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

Notwithstanding the material weaknesses, and based on the additional analyses and other procedures management performed to ensure that its consolidated financial statements included in this 2025 Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, we have concluded that the consolidated financial statements and other financial information fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management and the Certifying Officers concluded that a material weakness was present related to ineffective controls over information and communication and period end financial disclosure and reporting processes, including not effectively communicating internally between the sales department and the accounting department and externally with the client and lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors and their ages as of the date of this Report:

Name	Age	Position(s)
David Shan	60	Chief Executive Officer, Chairman of the Board of Directors

Crystal Mingqiu Xu*	46	Chief Financial Officer

Quenton Petersen	36	Vice President

Paolo Pietrogrande	68	Director, Chair of Nominating and Corporate Governance Committee

Ting Zhu	56	Director, Chair of Audit Committee

Mark Sheffield	55	Director, Chair of Compensation Committee

* Crystal Mingqiu Xu joined our Company as our Chief Financial Officer on March 2, 2026.

The following is a brief account of the business experience during the past five years (and, in some instances, for prior years) of each director and officer of our Company.

David Shan - Chief Executive Officer and Chairman of the Board of Directors

David Shan founded Massimo Motor Sports on June 30, 2009. He has served as Chief Executive Officer since 2009 and became Chairman of the Board of Directors of the Company in April 2024. From January 2026 to March 2, 2026, Mr. Shan served as our Interim Chief Financial Officer. Since founding Massimo Motor Sports in 2009, he has designed and implemented the Company’s long-term business plan, and, over the years, he has led the Company to expand its product line to include a range of UTVs, ATVs, solar systems, electric coolers, and electric scooters. In 2018, Mr. Shan also founded Massimo Marine, a subsidiary of the Company that mainly focuses on manufacturing Pontoon Boats. Mr. Shan has consistently demonstrated his entrepreneurial spirit by successfully establishing, building, and managing multiple businesses. His track record as a business leader and operator exemplifies his entrepreneurial mindset and ability to identify opportunities, create value, and drive business growth. Mr. David Shan holds a bachelor’s degree in international trade from Qingdao Ocean University of China.

Crystal Mingqiu Xu – Chief Financial Officer

Crystal Xu has served as Chief Financial Officer of Massimo Group since March 2026. Prior to joining the Company, from July 2021 to June 2025, Ms. Xu served as Financial Controller of Haoxi Health Technology Limited (Nasdaq: HAO), a Nasdaq-listed online marketing solutions provider, where she assisted the Chief Financial Officer in overseeing financial management, SEC reporting, internal controls, and coordination with external auditors. From July 2016 to May 2021, Ms. Xu served as Financial Director of Ebang International Holdings Inc. (Nasdaq: EBON), a Nasdaq-listed Bitcoin mining machine company, where she was responsible for financial reporting, audit coordination, and public company compliance. From February 2011 to June 2016, Ms. Xu served in various financial roles at Hailiang Education Group Inc., a formerly Nasdaq-listed education company, ultimately serving as Assistant to the Chief Financial Officer, supporting financial management, budgeting, and internal control improvements. In addition, Ms. Xu served as a senior audit manager at Marcum Bernstein & Pinchuk LLP from March 2009 to December 2010; was senior compliance manager at UTStarcom Holdings Corp. (Nasdaq: UTSI) from July 2008 to January 2009; and was an audit manager at KPMG from January 2006 to July 2008; and was a senior auditor at PricewaterhouseCoopers from August 2003 to January 2006. Ms. Xu holds a Bachelor’s degree in Finance from Guangdong University of Foreign Studies.

Quenton Petersen - Vice President

Paolo Pietrogrande has served as our independent director and chair of our Nominating and Corporate Governance Committee since April 2024. Since 2004, Mr. Pietrogrande is the Managing Partner of Netplan Management Consulting, LLC, a U.S.-based executive advisory with a subsidiary in Italy, supporting individuals, organizations and companies in defining their goals and in executing action lists with effectiveness, integrity, social responsibility and passion. Since October 2024, he also serves as Chairman of Trasporti Romagna, a leading low temperature logistic services provider in Italy and since December 2020 he serves as Chairman of Edera Impresa Sociale, an R&D incubator for the civil, construction industry. Mr. Pietrogrande is also a director of various listed or privately owned companies. Mr. Pietrogrande received his doctorate degree in Chemical Engineering from Sapienza University of Rome, and he received a certificate in management of technology and innovation at California Institute of Technology.

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

Paolo Pietrogrande - Independent Director, Chair of the Nominating and Corporate Governance Committee

Paolo Pietrogrande has served as our independent director and chair of our Nominating and Corporate Governance Committee since April 2024. Since 2004, Mr. Pietrogrande has been the Managing Partner of Netplan Management Consulting, LLC, a U.S.-based executive advisory with a subsidiary in Italy, supporting individuals, organizations and companies in defining their goals and in executing action lists with effectiveness, integrity, social responsibility and passion. He also serves as Chairman of Trasporti Romagna, a leading low temperature logistic services provider in Italy, a position he has held since October 2024, and serves as Chairman of Edera Impresa Sociale, an R&D incubator for the civil construction industry, a position he has held since December 2020. Mr. Pietrogrande is also a director of various publicly listed companies. Mr. Pietrogrande received his doctorate degree in Chemical Engineering from Sapienza University of Rome, and he received a certificate in management of technology and innovation at California Institute of Technology.

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

Audit Committee

The Audit Committee consists of Ting Zhu, Paolo Pietrogrande and Mark Sheffield, with Ting Zhu serving as Chairwoman. The Audit Committee assists the Board of Directors in discharging its responsibilities relating to the financial management of our Company and oversight of our accounting and financial reporting, our independent registered public accounting firm and its audits, our internal financial controls and the continuous improvement of our financial policies and practices. In addition, the Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The responsibilities of the Audit Committee, which is set forth in its charter, include:

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

We believe that our Audit Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

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

We believe that the composition of our Compensation Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

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

We believe that the composition of our Nominating and Corporate Governance Committee complies with all applicable requirements of the SEC and the listing requirements of Nasdaq. We intend to comply with future requirements to the extent they become applicable to us.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders, except the following, were complied with during the fiscal year ended December 31, 2025:

Name	Form	Number of Shares
Mark Sheffield	Form 4	50
Quenton Petersen	Form 3	-
Paolo Pietrogrande	Form 4	2,250

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

Item 11. Executive Compensation.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024 and 2025. Individuals we refer to as our “named executive officers” include (i) all individuals serving as our Chief Executive Officer during the fiscal year ended December 31, 2025; (ii) our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025 and (iii) our most highly compensated executive officer other than our Chief Executive Officer who served as an executive officer during the fiscal year ended December 31, 2025 but not at the end of the fiscal year ended December 31, 2025 whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Based Awards (6) $	Stock Awards (5) $	Other Compensation $	Total $
David Shan,	2024	236,527	-	100,007	176,850	-	505,134
Chief Executive Officer and Interim Chief Financial Officer* (1)	2025	135,057	-	-	-	-	-
Dr. Yunhao Chen	2024	200,010	-	62,091	400,958	-	663,059
Chief Financial Officer*(2)	2025	200,010	-	51,696	76,099	-	327,805
Quenton Peterson,	2024	109,237	-	-	11,640	63,455	184,332
Vice President(3)	2025	257,618	-	-	-	-	257,618
Michael Smith	2024	230,950	-	62,091	117,901	316,200	714,852
Vice President(4)	2025	216,396	-	-	-	-	216,396

*	Effective January 16, 2026, Dr. Yunhao Chen resigned as Chief Financial Officer and Director of the Company. Subsequently, Crystal Mingqiu Xu joined the Company as its Chief Financial Officer, effective as of March 2, 2026.

(1)	In 2025, Mr. Shan received a salary of $135,057 from Massimo Motor Sports and $nil from Massimo Marine. In 2024, Mr. Shan received a salary of $125,007 from Massimo Motor Sports and $111,520 from Massimo Marine.

(2)	The compensation in the table reflects salary paid by Massimo Motor Sports to Dr. Chen as of December 31, 2025.

(3)	Mr. Peterson served as Vice President of Massimo Motor Sports until October 25, 2023, and was later re-appointed for the position on March 1, 2025. The compensation in the table reflects salary paid by Massimo Motor Sports to Mr. Peterson.

(4)	In 2025, Mr. Smith received a salary of $216,396 from Massimo Motor Sports and $nil from Massimo Marine. In 2024, Mr. Smith received a salary of $120,005 from Massimo Motor Sports, a salary of $110,945 from Massimo Marine, and a commission of $316,200 from Massimo Marine. Mr. Smith served as Vice President of Massimo Motor Sports until March 1, 2025.

(5)	Amounts shown represent the aggregate full grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The assumptions made in the calculation of these amounts are contained in Note 17 to the Company’s audited financial statements for the year ended December 31, 2025, included herein.

(6)	Amounts shown represent the aggregate grant date fair value of options granted in May 2024 calculated in accordance with FASB ASC Topic 718 subject to various vesting periods. Assumptions used in the calculation of these amounts are included in the Note 17 of the Company’s audited financial statements for the year ended December 31, 2025, included herein.

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

Compensation Pursuant to Agreements and Plans

Employment Agreements

We have entered into employment agreements with our Chief Executive Officer, our then Chief Financial Officer, and Vice President, with each agreement effective June 1, 2023.

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

Agreement with Dr. Yunhao Chen

We entered into an employment agreement, effective June 1, 2023, with Dr. Yunhao Chen, our then Chief Financial Officer. The agreement provides for at-will employment, an annual base salary of $200,000, and a discretionary annual bonus opportunity. The CFO’s total compensation also includes a grant of Company stock under the Incentive Plan.

Under the CFO employment agreement, Dr. Chen agreed to customary confidentiality and intellectual property assignment provisions and, during the employment term and for a period of 12 months following termination of the CFO employment agreement, to refrain from (i) soliciting the Company’s employees or independent contractors or (ii) competing against the Company’s business. Dr. Chen has also agreed to a non-disparagement restriction. The Company agreed to customary indemnification provisions and to provide directors and officers liability insurance coverage during Dr. Chen’s employment and for a six-year term thereafter. Dr. Yunhao Chen voluntarily resigned as CFO on January 16, 2026, with no disagreements reported regarding Company operations.

Agreement with Crystal Mingqiu Xu

We entered into an offer letter, effective March 2, 2026, with Ms. Crystal Mingqiu Xu, our current Chief Financial Officer. The agreement provides for at-will employment, an annual base salary of $100,000, and a discretionary annual bonus opportunity. In addition, Ms. Xu is eligible to receive a grant of Company stock under the Incentive Plan.

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

Compensation of Directors

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2025, that we paid to each director other than our Chief Executive Officer and our then Chief Financial Officer, whose compensation is fully reflected in the Summary Compensation Table set forth above. No other or additional compensation for services was paid to any of the directors.

	Fees Earned or Paid in Cash ($)	Stock Compensation ($)(1)	Option Compensation ($)(1)	Total ($)
Paolo Pietrogrande	-	$21,243	$-	$21,243
Ting Zhu	-	$21,243	$-	$21,243
Mark Sheffield	-	$21,243	$-	$21,243

(1)	The amounts in these columns represent the grant date fair values of the awards calculated in accordance with ASC Topic 718. Please see Note 17 to the consolidated financial statements for the year ended December 31, 2025, contained in this Annual Report for the assumptions used in the calculation of grant date fair values pursuant to FASB ASC Topic 718.

Equity Incentive Plan

We have implemented the Incentive Plan, the form of which is attached hereto as Exhibit 10.9. The Incentive Plan is intended to provide for awards to attract, motivate, retain, and reward selected key employees and other eligible persons, including our named executive officers. The Incentive Plan was amended by Amendment No. 1, which was adopted by the Board on March 17, 2025 and approved by the stockholders on April 23, 2025. Amendment No. 1 is filed hereto as Exhibit 10.11.

A summary of the Incentive Plan is set out below.

Number of Shares

Four million shares of our common stock are reserved for grant or issuance under the Incentive Plan. Shares issuable under the Incentive Plan may be authorized, but unissued, or reacquired shares. Up to four million shares of our common stock may be issued upon the exercise of incentive stock options.

The number of shares available for issuance under the Incentive Plan also includes an automatic annual increase, or the evergreen feature, on the first day of each calendar year, beginning January 1, 2025 and continuing until (and including) January 1, 2034, equal to the lesser of:

●	a number of shares equal to 3% of the aggregate number of shares of our common stock issued and outstanding as of December 31 of the immediately preceding calendar year; or

●	such number of shares of our common stock as the plan administrator may determine.

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

Term of Plan

The Incentive Plan was adopted by the Board on March 25, 2024 and will remain in effect for ten years from that date, unless it is terminated earlier by the Board. The Incentive Plan was amended by Amendment No. 1, which was adopted by the Board on March 17, 2025 and approved by the stockholders on April 23, 2025.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2025.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option	Option	No. of Shares or Units of Stock that	Market Value of Shares or Units of Stock	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That
Name	(#) Exercisable	(#) Un-exercisable	Exercise Price ($) (1)	Expiration Date	Have Not Vested	that Have Not Vested ($) (2)	Have Not Vested
David Shan	-	46,860	$4.27	May 21, 2029	-	-	-
	-	103,140	$4.00	May 21, 2034	-	-	-
Dr. Yunhao Chen*	-	50,000	$4.00	May 21, 2029	-	-	-
	-	50,000	$4.00	May 21, 2034	-	-	-
Michael Smith	-	50,000	$4.00	May 21, 2029	-	-	-
	-	50,000	$4.00	May 21, 2034	-	-	-

*	Effective January 16, 2026, Dr. Yunhao Chen resigned as CFO and Director.

(1)	Weighted Average Exercise Price.
(2)	Measured at closing stock price on December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 41,640,950 shares of our common stock issued and outstanding as of March 31, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days following March 23, 2026 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The address of each holder listed below, except as otherwise indicated, is c/o 3101 W Miller Road, Garland, Texas 75041.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
Executive Officers and Directors
David Shan	32,160,000	77.23%
Crystal Mingqiu Xu(1)	-	*
Paolo Pietrogrande	9,000	*
Ting Zhu	9,000	*
Mark Sheffield	9,000	*
Quenton Petersen	-	-
All directors and executive officers as a group (7 persons)	32,320,334	77.62%
5% Stockholders
-	-	-

*	Represents beneficial ownership of less than 1%.

(1)	Crystal Mingqiu Xu joined our Company as our Chief Financial Officer, effective as of March 2, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are transactions in the fiscal year ended December 31, 2025 and until the date of this Report, between us and enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with: (a) us, (b) our directors; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Our Audit Committee reviews all related party transactions on an ongoing basis and all such transactions be approved by the Audit Committee. In determining whether to approve a related party transaction, the Audit Committee shall consider, among other factors, the following factors to the extent relevant to the related party transaction:

●	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for the Company to enter into the related-party transaction;

●	whether the related party transaction would impair the independence of an outside director;

●	whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or the related party, the direct or indirect nature of the director’s, executive officer’s or the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant; and

●	any pre-existing contractual obligations.

The following are the major related parties and their relationships with us:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc	Controlled by David Shan

As of December 31, 2025, loan from a related party consists of the following:

December 31, 2025

Loan from David Shan, opening balance	$5,545,548
Repayment	(3,546,459)
Capital dividend declared	-
Loan from David Shan, ending balance	$2,000,089
Non-current	-
Current	$2,000,089

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have such requirement. The Company made repayment totaling $3,546,459 towards this loan during the year ended December 31, 2025. The Company intends to continue repayments of the loan from Mr. Shan for the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2025.

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

The Company recorded rent expense of $2,110,213 for the fiscal year ended December 31, 2025 respectively in connection with lease arrangements.

In connection with the Company’s bank borrowing, Mr. Shan and Miller Creek Holdings LLC provided an unlimited guarantee to the Company’s bank loan.

On January 3, 2024, Massimo Motor Sports signed a renewal agreement with MidFirst Bank. Under the agreement, Mr. David Shan, the controlling shareholder, Miller Creek Holdings LLC and Massimo, the holding company of Massimo Motor provided unlimited guarantee to the Company’s bank loan. On May 13, 2024, the credit facility was closed due to transferring to Cathay Bank as mentioned above), and all guarantees were released and transferred to Cathay Bank.

On May 13, 2024, the Company’s subsidiary Massimo Motor Sports obtained a line of credit from Cathay Bank, pursuant to which the Company has the availability to borrow a maximum $15.0 million out of this line of credit for one year at the U.S. prime rate + 0.75%. Before then, the Company had a line of credit of maximum $10.0 million from MidFirst Bank, which is cancelled upon the grant of the line of credit from Cathay Bank. As of December 31, 2024 and 2025, the outstanding balance was $nil and $nil. This line of credit is also personally guaranteed by Mr. David Shan, the controlling shareholder. This line of credit is pledged by the Company’s accounts receivable, deposit accounts, equipment and inventories.

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

Item 14. Principal Accountant Fees and Services.

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2025 and 2024, rendered by HHL LLP, the Company’s current independent registered public accounting firm, and ZH CPA, LLC, the Company’s prior independent registered public accounting firm.

	HHL LLP		ZH CPA, LLC
	Fiscal year ended December 31,		Fiscal year ended December 31
	2025	2024	2025	2024
Audit fees [1]	$130,000	-	-	300,000
Audit-related fees [2]	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$130,000	-	-	300,000

1. Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

2. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this 2025 Annual Report:

(1)	Consolidated Financial Statements

(2)	Consolidated Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this 2025 Annual Report.

(3)	Exhibits

We hereby file as part of this 2025 Annual Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Massimo Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Massimo Group and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HHL LLP

We have served as the Company’s auditor since 2025.

New York, NY

March 31, 2026

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

/s/ ZH CPA, LLC

We have served as the Company’s auditor from 2022 to June 2025.

Denver, Colorado

March 26, 2025, except for the effects of the restatements disclosed in Note 2, Note 3, Note 14, Note 16 and Note 19 as to which the date is May 20, 2025

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,787,993	$10,210,084
Accounts receivable, net	5,327,037	4,826,637
Inventories, net	26,007,553	27,258,640
Advance to suppliers	193,403	99,076
Due from a related party	-	8,576
Prepaid and other current assets	2,531,257	1,220,432
Total current assets	39,847,243	43,623,445

NON-CURRENT ASSETS
Property and equipment at cost, net	456,078	532,259
Right of use operating lease assets, net	7,388,313	9,485,899
Right of use financing lease assets, net	30,513	71,801
Crypto Assets	573,333	-
Other non-current assets	49,500	49,500
Deferred tax assets	3,087,831	1,126,614
Total non-current assets	11,585,568	11,266,073
TOTAL ASSETS	$51,432,811	$54,889,518

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$-	$-
Accounts payable	7,726,558	9,572,444
Other payable, accrued expenses and other current liabilities	6,233,684	6,169,193
Accrued return liabilities	12,166	261,588
Accrued warranty liabilities	152,795	503,553
Contract liabilities	609,171	449,999
Current portion of obligations under operating leases	1,956,045	2,119,894
Current portion of obligations under financing leases	23,927	43,421
Income tax payable	3,539,447	1,072,263
Loan from a related party	2,000,089	5,546,548
Total current liabilities	22,253,882	25,738,903

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	5,456,648	7,412,693
Obligations under financing leases, non-current	9,676	33,602
Loan from a related party	-	-
Total non-current liabilities	5,466,324	7,446,295
TOTAL LIABILITIES	$27,720,206	$33,185,198

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,640,950 and 41,539,950 issued and outstanding as of December 31, 2025 and 2024, respectively	41,640	41,539
Subscription receivable	-	-
Additional paid-in-capital	7,113,750	6,614,907
Retained earnings	16,557,215	15,047,874
Total equity	23,712,605	21,704,320

TOTAL LIABILITIES AND EQUITY	$51,432,811	$54,889,518

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended
	December 31,
	2025	2024

Revenues	$71,828,444	$109,325,742
Cost of revenues	44,879,246	76,865,803
Gross profit	26,949,198	32,459,939

Operating expenses:
Selling expense	7,406,909	9,804,547
General and administrative expense	15,473,130	16,489,530
Impairment of advance to suppliers	-	772,780
Research and development expense	2,089,181	343,493
Total operating expenses	24,969,220	27,410,350

Income from operations	1,979,978	5,049,589

Other income (expense):
Other income, net	187,156	1,110,837
Loss on litigation	-	(3,645,092)
Changes in fair value of Crypto assets	(92,337)	-
Interest expense	(45,353)	(98,667)
Total other (expense) income, net	49,466	(2,632,922)

Income before income taxes	2,029,444	2,416,667

Provision for income taxes	520,103	654,758

Net income and comprehensive income	$1,509,341	$1,761,909

Earnings per Share – basic	$0.04	$0.04
Weighted average shares outstanding – basic	41,603,838	41,010,654
Earnings per Share – diluted	$0.04	$0.04
Weighted average shares outstanding – diluted	41,640,950	41,161,849

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2023	40,000,000	$40,000	$(832,159)	$1,994,000	$13,285,965	$14,487,806

Subscription received	–	–	832,159	88,172	–	920,331
Initial public offering, net of share issuance costs	1,300,000	1,300	–	3,337,941	–	3,339,241
Common stock issued for services	22,485	22	–	79,978	–	80,000
Common stock issued upon vesting of RSUs	226,334	226	–	(226)	–	–
Amortization of share-based compensation related to options granted	–	–	–	224,190	–	224,190
Amortization of share-based compensation related to RSU granted	–	–	–	922,399	–	922,399
Common stock cancelled for services	(8,869)	(9)	–	(31,547)	–	(31,556)
Net income	–	–	–	–	1,761,909	1,761,909
Balance at December 31, 2024	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2024	41,539,950	$41,539	$–	$6,614,907	$15,047,874	$21,704,320

Common stock issued upon vesting of RSUs	101,000	101	–	(101)	–	–
Stock based compensation	–	–	–	191,566	–	191,566
Amortization of share-based compensation related to RSU granted	–	–	–	307,379	–	307,379
Net income	–	–	–	–	1,509,341	1,509,341
Balance at December 31, 2025	41,640,950	$41,640	$-	$7,113,750	$16,557,215	$23,712,605

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income	$1,509,341	$1,761,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,542	129,598
Non-cash operating lease expense	2,097,586	1,580,173
Amortization of finance lease right-of-use assets	44,192	41,748
Unrealized loss on Crypto assets	92,337	-
(Reversal of) provision of allowance for expected credit loss	109,682	(173,168)
Gain on disposal of property and equipment	-	(36,001)
Addition of inventories reserve, net	-	30,000
Impairment of advance to suppliers	-	772,780
Loss on litigation	-	3,645,092
Amortization of share-based compensation related to options granted	191,565	224,190
Amortization of share-based compensation related to RSU granted	307,379	922,399
Common stock issued for services	-	48,444
Deferred income tax recovery	(1,961,217)	(992,013)
Changes in operating assets and liabilities:
Accounts receivable	(610,082)	4,912,976
Inventories	1,251,087	(1,487,728)
Advance to suppliers	(94,327)	717,472
Prepaid and other current assets	(1,310,825)	(632,423)
Due from a related party	8,576	(8,576)
Accounts payables	(1,845,886)	(761,764)
Other payable, accrued expense and other current liabilities	64,492	82,135
Tax payable	2,467,184	(1,048,820)
Accrued warranty liabilities	(350,758)	(115,560)
Accrued return liabilities	(249,422)	(21,688)
Contract liabilities	159,172	(1,385,412)
Lease liabilities – operating lease	(2,119,894)	(1,533,485)
Net cash provided by operating activities	(98,276)	6,672,278

Cash flows from investing activities:
Proceed from sales of property and equipment	-	162,001
Purchase of Crypto assets	(665,670)	-
Purchase of short-term investment	(3,000,000)	-
Proceeds from short-term investment	3,000,000	-
Acquisition of property and equipment	(65,361)	(387,876)
Net cash used in investing activities	(731,031)	(225,875)

Cash flows from financing activities:
(Repayment of) proceeds from other loans	-	(303,583)
Repayment of finance lease liabilities	(46,325)	(41,648)
Deferred offering costs	-	(246,890)
Repayment of loan from a related party	(3,546,459)	(2,373,593)
Proceeds from initial public offering, net of share issuance costs	-	5,043,250
Proceeds from subscription deposits	-	920,331
Net cash provided by (used in) financing activities	(3,592,784)	2,997,867

Net increase (decrease) in cash and cash equivalents	(4,422,091)	9,444,270
Cash and cash equivalents, beginning of the year	10,210,084	765,814
Cash and cash equivalents, end of the year	$5,787,993	$10,210,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$45,353	$98,667
Cash paid for income taxes	$16,470	$2,695,591

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$-	$9,587,851
Right of use assets obtained in exchange for finance lease	$-	$-
Common shares cancellation	$-	$31,556

The accompanying notes are an integral part of these consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”) is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Company’s Chairman of the Board and Chief Executive Officer (“CEO”), is the controlling shareholder (the “controlling shareholder”) of the Company, owning 77.6% equity interest of Massimo Group as of December 31, 2025.

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) and AISE agreed to invest $1 million in Massimo Motor Sports and $1 million in Massimo Marine to exchange for 15% of equity interest, respectively. After the Reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE was exchanged for a 15% equity interest in Massimo Group.

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

Accounts receivable, net

Accounts receivable represents trade receivables and are recognized initially at fair value and subsequently adjusted for any allowance for expected credit loss. The Company grants credit to customers, without collateral, under normal payment terms. The Company uses a loss rate method to estimate the allowance for credit losses. The Company evaluates the expected credit loss of accounts receivable based on customer financial condition and historical collection information adjusted for current market economic conditions and forecasts of future economic performance when appropriate. Loss-rate approach is based on the historical loss rates and expectations of future conditions. The Company writes off potentially uncollectible accounts receivable against the allowance for credit losses if it is determined that the amounts will not be collected.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of December 31, 2025 and 2024, the Company had inventory provision of $469,900 and $469,900, respectively, included in inventories, net in the consolidated balance sheet. Impairment provision of inventories was $nil and $30,000 for the years ended December 31, 2025 and 2024, respectively, included in cost of revenues in the consolidated statement of operations and comprehensive income.

Advance to suppliers

Advance to suppliers consists of balances paid to suppliers for the purchase of products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the years ended December 31, 2025 and 2024, the Company recorded the impairment loss of $nil and $772,780, respectively, on its advance to suppliers in connection with an expected settlement between the Company and one of the suppliers during the year.

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

Crypto Assets

The Company holds crypto assets (primarily Bitcoin) for treasury management purposes. The Company accounts for its crypto assets in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. Crypto assets are initially recorded at cost, which represents the fair value of the consideration given or received, plus direct transaction costs. Subsequently, these assets are measured at fair value at the end of each reporting period. Changes in the fair value of crypto assets, inclusive of both unrealized and realized gains and losses, are recognized directly in “Changes in fair value of crypto assets” within the consolidated statements of operations.

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

Impairment of long-lived assets

Long-lived assets primarily consist of property and equipment and are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the years ended December 31, 2025 and 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, other receivable included in other current assets, loan from a related party, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. The Company did not have any instruments that were measured at fair value on a recurring nor non-recurring basis as of December 31, 2025 and 2024.

Revenue recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company’s revenue is generated primarily by sales of UTVs, ATVs, electric bikes (“e-bikes”) and Pontoon Boats. Revenue represented the amount of consideration to which the Company expects to be entitled in exchange for promised goods. Revenue is recorded when performance obligations are considered to be satisfied when control is transferred to our customers. For sales made through our e-commerce platform, revenue is recorded upon delivery and customer acceptance. For direct sales and consignment sales, revenue is recognized when goods leave the warehouse and when customers pick up goods in stores, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and sales channels. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. At each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of December 31, 2025 and 2024, $12,166 and $261,588 of sales return liabilities associated with estimated product returns were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2025 and 2024, the Company recorded sales returns of $542,978 and $1,061,694 respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of December 31, 2025 and 2024, $152,795 and $503,553 of product warranty were recorded in the consolidated balance sheet, respectively. During the years ended December 31, 2025 and 2024, the Company recorded warranty expenses of $1,160,155 and $1,274,037, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of December 31, 2025 and 2024, the Company recorded contract liabilities of $609,171 and $449,999, respectively, which will be recognized as revenue upon delivery of the products sold. For the years ended December 31, 2025 and 2024, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $449,999 and $1,158,440, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues for the years ended December 31, 2025 and 2024 is disclosed as follows:

	Years Ended
	December 31,
	2025	2024

UTVs, ATVs and e-bikes	$70,425,174	$105,575,151
Pontoon Boats	1,403,270	3,750,591
Total	$71,828,444	$109,325,742

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

The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $9,344,473 and $11,385,278 for the years ended December 31, 2025 and 2024, respectively.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in selling expenses. The shipping and handling costs incurred upon goods delivery to customers are $4,444,322 and $6,282,588 for the years ended December 31, 2025 and 2024, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $671,792 and $569,757 for the years ended December 31, 2025 and 2024, respectively.

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

Income taxes

Before the Reorganization, the Company elected to be taxed as an S Corporation for federal and state income tax purposes. As an S Corporation, the Company was not subject to federal income tax and state tax in Texas. As such, shareholders were taxed on their pro rata share of earnings and deductions of the Company, regardless of the amount of distributions received. After the Reorganization, the Company became subject to U.S. federal income tax rate of 21% and the margin tax in the state of Texas.

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

Segment reporting (restated)

The Company follows ASC 280, “Segment Reporting.” The Company’s Chief Executive Officer or chief operating decision-maker reviews the consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole. However, the Company has identified that the Company engages in two distinct business activities, generates revenues from different products, and individually holds assets exceeding 10% of the Group’s consolidated total. Hence, the Company concluded that it has two reporting segments.

As the Company’s long-lived assets are all located in the United States and substantially all the Company’s revenues are derived from within the United States, no geographical segments are presented.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivables included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of December 31, 2025, balances of two banks in Massimo Motor Sports exceeded the insured limits by $1,874,095 and $3,119,315, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the years ended December 31, 2025 and 2024, one and one customer accounted for 69% and 65% of the Company’s total revenues, respectively.

As of December 31, 2025 and 2024, one and one customer accounted for 84% and 57% of the Company’s total accounts receivable.

f. Significant suppliers

For the year ended December 31, 2025, two suppliers individually accounted for 51% and 26% of the Company’s total purchases respectively. For the year ended December 31, 2024, two suppliers individually accounted for 54% and 18% of the Company’s total purchases respectively.

As of December 31, 2025, two suppliers individually accounted for 31% and 21% of the Company’s total accounts payable, respectively. As of December 31, 2024, two suppliers individually accounted for 33% and 18% of the Company’s total accounts payable, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$5,820,911	$5,210,829
Less: allowance for credit loss	(493,874)	(384,192)
Accounts receivable, net	$5,327,037	$4,826,637

The Company recorded an addition of allowance for credit loss of $109,682 and an reversal of allowance for credit loss of $173,168 for the years ended December 31, 2025 and 2024, respectively. The Company wrote off uncollectible accounts receivable of $nil and $ nil from one customer for the years ended December 31, 2025 and 2024, respectively.

The movement of allowance for credit loss are as follows:

	December 31, 2025	December 31, 2024
Beginning balance	$384,192	$557,360
(Reversal of) addition of provision	109,682	(173,168)
Ending balance	$493,874	$384,192

The Company’s accounts receivable balances as of December 31, 2025 and 2024 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	December 31, 2025	December 31, 2024
Products and accessories	$15,991,092	$18,001,768
Parts	2,181,292	1,113,872
Inventories in transit	3,664,403	4,861,016
Freight and duty	4,640,666	3,751,884
	26,477,453	27,728,540
Less: inventory allowance	(469,900)	(469,900)
Inventories, net	$26,007,553	$27,258,640

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVENTORIES (continued)

The movement of inventory allowance are as follows:

	December 31, 2025	December 31, 2024
Beginning balance	$469,900	$439,900
Addition of provision	-	30,000
Ending balance	$469,900	$469,900

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were $nil and $30,000 for the years ended December 31, 2025 and 2024, respectively.

Partial inventories of $20,806,042 and $21,606,371 as of December 31, 2025 and 2024, respectively, were pledged for the Company’s line of credit facility at Cathay Bank.

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consists of the following:

	December 31, 2025	December 31, 2024
Advance to suppliers	$193,403	$871,856
Less: impairment of advance to suppliers	-	(772,780)
Advance to suppliers, net	$193,403	$99,076

An impairment of advance to suppliers of $nil and $772,780 was recorded during the years ended December 31, 2025 and 2024.

In June 2024, we reached a tentative agreement regarding general settlement terms with one supplier who would make payment of approximately $312,500 to resolve a claim. As a result, we wrote off a $772,780 advance to the suppliers, reducing it from $1,085,280 to $312,500. The settlement agreement was finalized in August 2024, and the related payment was received in October 2024.

NOTE 6 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepayment	$2,264,128	$1,096,383
Other receivables	267,129	124,049
Total	$2,531,257	$1,220,432

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	December 31, 2025	December 31, 2024
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	360,868
Vehicles	539,028	473,667
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,152,150	1,086,789
Less: accumulated depreciation and amortization	(696,072)	(554,530)
Property and equipment, net	$456,078	$532,259

The Company recorded depreciation expense of $141,542 and $129,598 for the years ended December 31, 2025 and 2024, respectively.

There was an addition of $65,361 and $387,876 on property and equipment during the years ended December 31, 2025 and 2024, respectively. There was a disposal of property and equipment with the net book value of $nil and $126,000 with realized gain of $nil and $36,001 on the disposal during the years ended December 31, 2025 and 2024, respectively.

No impairment loss was recorded for the years ended December 31, 2025 and 2024.

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

Total operating lease expense for the years ended December 31, 2025 and 2024 amounted to $3,320,069 and $2,058,524, respectively. Amortization of operating lease right-of-use assets amounted to $2,110,213 and $1,580,172 for the years ended December 31, 2025 and 2024, respectively.

Total accretion of finance lease liabilities for the years ended December 31, 2025 and 2024 amounted to $2,904 and $4,677, respectively. Amortization of finance lease right-of-use assets amounted to $44,192 and $41,748 for the years ended December 31, 2025 and 2024, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	December 31, 2025	December 31, 2024

Operating lease liabilities - current	$1,956,045	$2,119,894
Operating lease liabilities - non-current	5,456,648	7,412,693
Total	$7,412,693	$9,532,587

Financing leases

	December 31, 2025	December 31, 2024

Finance lease liabilities - current	$23,927	$43,421
Finance lease liabilities - non-current	9,676	33,602
Total	$33,603	$77,023

The following table includes supplemental cash flow and non-cash information related to leases:

	December 31, 2025	December 31, 2024
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,119,894	$2,011,837
Operating cash flows used in finance leases	$2,904	$4,677
Financing cash flows used in finance leases	$46,325	$41,648
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$-	$9,587,851

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Finance lease	1.31 years	1.95 years
Operating leases	3.53 years	4.39 years

Weighted average discount rate:
Finance leases	5.69%	4.85%
Operating leases	8.55%	8.65%

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES (continued)

The following is a schedule of maturities of operating and finance lease liabilities as of December 31, 2025:

Operating leases

Twelve months ending December 31,

2026	$2,507,498
2027	2,343,000
2028	2,343,000
2029	1,416,250
Total future minimum lease payments	8,609,748
Less: imputed interest	(1,197,055)
Present value of operating lease liabilities	$7,412,693

Finance leases

Twelve months ending December 31,

2026	$25,173
2027	8,701
2028	1,450
Total future minimum lease payments	35,324
Less: imputed interest	(1,721)
Present value of finance lease liabilities	$33,603

NOTE 9 — ACCRUED RETURN LIABILITIES

The following table shows changes in the Company’s accrued return liabilities:

	December 31, 2025	December 31, 2024
Beginning balance	$261,588	$283,276
Actual recognized products return	(542,978)	(1,061,694)
Accruals for product return liabilities	293,556	1,040,006
Ending balance	$12,166	$261,588

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCRUED WARRANTY LIABILITIES

The following table shows changes in the Company’s accrued warranty liabilities and related costs:

	December 31, 2025	December 31, 2024
Beginning balance	$503,553	$619,113
Cost of warranty claims	(1,160,155)	(1,274,037)
Accruals for product warranty	809,397	1,158,477
Ending balance	$152,795	$503,553

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows the breakdown of the Company’s other payable, accrued expense and other current liabilities:

	December 31, 2025	December 31, 2024
Credit card liabilities	$17,699	$13,792
Sales Tax payable	9,951	27,129
Other current liabilities	66,606	-
Payroll liabilities	150,467	139,311
Accrual on litigation (Note 17)	5,988,961	5,988,961
Total	$6,233,684	$6,169,193

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Loan from a related party

Loan from a related party consists of the following:

	December 31, 2025	December 31, 2024

Loan from David Shan, opening balance	$5,546,548	$7,920,141
Repayment	(3,546,459)	(2,373,593)
Capital dividend declared	-	-
Loan from David Shan, ending balance	2,000,089	5,546,548
Non-current	-	-
Current	$2,000,089	$5,546,548

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the Chairman of the Board and CEO, to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not have no such requirement. The Company made repayment totaling $3,546,459 and $2,373,593 towards this loan during the year ended December 31, 2025 and 2024, respectively. The Company intends to continue the repayments of the loan from Mr. Shan in the next twelve months. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2025.

(b) Due from a related party

	December 31, 2025	December 31, 2024

Vessel Technology Inc.	$-	$8,576

Due from a related party were $nil and $8,576 as of December 31, 2025 and 2024. Balance was in connection with health insurance reimbursement from Vessel Technology Inc.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — TAXES

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

As of December 31, 2025 and 2024, the Company did not have an accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the years ended December 31, 2025 and 2024, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the years ended December 31, 2025 and 2024 are 25.6% and 27.1% respectively.

The provision for income tax consists of the following:

	Years Ended
	December 31,
	2025	2024

Income tax provision – current	$2,481,320	$1,646,771
Income tax recovery - deferred	(1,961,217)	(992,013)
Deferred tax adjustment – change of tax rates	-	-
Income tax provision	$520,103	$654,758

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Years Ended
	December 31,
	2025	2024

Net income before income taxes	$2,029,444	$2,416,667
Income tax at the federal statutory rate	21%	21%
Statutory U.S. federal income tax provision	426,183	507,500
State margin tax	16,347	32,561
Non-deductible expense	77,573	40,048
Prior year true-up	-	74,649
Total	$520,103	$654,758

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit loss	$126,955	$80,680
Property and equipment	16,480	16,480
Lease liability – operating	1,556,666	2,001,843
Lease liability – financing	7,057	16,175
Other temporary difference	2,938,627	1,018,553
Total deferred tax assets	4,645,785	3,133,731
Deferred tax liabilities:
Right of use assets – operating	(1,551,546)	(1,992,039)
Right of use assets – financing	(6,408)	(15,078)
Total deferred tax liabilities	(1,557,954)	(2,007,117)
Deferred tax assets, net	$3,087,831	$1,126,614

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

As of December 31, 2025 and December 31, 2024, 41,640,950 and 41,539,950 common shares were issued and outstanding, respectively, with par value of $0.001 per share.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SHAREHOLDERS’ EQUITY (continued)

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance and expenses, were approximately $5.0 million. Pursuant to the terms and conditions of the underwriting agreement, dated as of April 1, 2024 (the “Underwriting Agreement”), by and between Craft Capital Management LLC (the “Representative”) and the Company, the underwriters had an overallotment option, exercisable for 45 days following the IPO (or until May 19, 2024), to purchase up to an additional 195,000 shares from the Company at the $4.50 offering price less of the underwriting discount and commissions to cover over-allotments. As of the reporting date, all representative options have expired without exercise.

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months commencing June 18, 2024. As partial consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. On November 29, 2024, the agreement was terminated under mutual agreement, and the Company cancelled 8,869 shares out of the 22,485 shares of common stock previously issued to TJCM. The Company recorded expenses of $nil and $48,445 in connection with service for the years ended December 31, 2025 and 2024, respectively.

Representative’s Warrants

Pursuant to the Underwriting Agreement, the Company issued to the Representative and its designee warrants to purchase 87,100 shares of common stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at a per share exercise price equal to $5.63 and are exercisable at any time and from time to time, in whole or in part, during the period commencing on October 4, 2024 and terminating on April 4, 2029. Neither the Representative’s Warrants nor any of the shares issued upon exercise of the Representative’s Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of six months immediately following the commencement of sales of the offering.

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

As of December 31, 2025, 87,100 warrants in connection with IPO funding remained outstanding, with an exercise price of $5.63 and remaining life of 3.76 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — EARNINGS PER SHARE

For the years ended December 31, 2025 and 2024, the effect of potential shares of common stock from the unexercised options, unexercised warrants, and unvested Restricted Stock Units (“RSU”) are included in the computation of diluted net earnings per share. As a result, a total of 37,112 and 151,195 unvested RSU were included in the computation of weighted average number of common shares for the year ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2023, the Company had no stock options, warrants or RSU issued and no impact on diluted earnings per share.

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended
	December 31,
	2025	2024

Net income attributable to the Company	$1,509,341	$1,761,909
Weighted average number of common shares outstanding – basic	41,603,838	41,010,654

Dilutive securities – unvested RSU	37,112	151,195
Weighted average number of common shares outstanding – diluted	41,640,950	41,161,849
Earnings per share – basic	$0.04	$0.04
Earnings per share – diluted	$0.04	$0.04

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded $307,379 and $922,399 stock-based compensation expense in connection with RSUs for years ended December 31, 2025 and 2024, respectively.

The following table summarized the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Granted	328,334	3.76	0.58
Forfeited	(1,000)	3.88	-
Vested	(226,334)	3.70	-
Outstanding, December 31, 2024	101,000	$3.88	0.37
Exercisable, December 31, 2024	-	$-	-

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Outstanding, December 31, 2024	101,000	$3.88	0.37
Vested	(101,000)	3.88	-
Outstanding, December 31, 2025	-	$-	-

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EMPLOYEE STOCK PLANS (continued)

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the Chief Executive Officer and two other executives of the Company, in connection with the 2024 Plan.

As part of the compensation, the Company agrees to grant Mr. Shan options to purchase up to 46,860 common shares under an Incentive Stock Option (“ISO”) plan, at an exercise price of $4.268 per share. The options were granted on May 22, 2024, and the options vest at a rate of 23,430 per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $73,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 5 years; exercise price of the options of $4.268; volatility of 88.8%; and expected future dividends of $nil. These options will expire on May 21, 2029.

The Company also granted Mr. Shan options to purchase up to 103,140 common shares, at an exercise price of $4.0 per share under a Nonqualified Stock Option (“NSO”) plan. The options were granted on May 22, 2024, and vest at a rate of 51,570 shares per year for two years, effective on May 22, 2024. The aggregate fair value of the options granted to Mr. Shan was $160,000. The fair value has been estimated using the Black-Scholes pricing model with the following weighted-average assumptions: market value of underlying common shares at time of grant of $3.88; risk free rate of 5.0% and 4.65%; expected term of 10 years; exercise price of the options of $4.0; volatility of 88.8%; and expected future dividends of $nil. These options will expire on May 21, 2034.

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

As of December 31, 2025, intrinsic value of the options is nil.

The Company recorded $191,566 and $224,190 stock-based compensation expense in connection with options for years ended December 31, 2025 and 2024, respectively.

The following table summarized the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Granted	350,000	4.04	9.23
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024	-	$-	-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Unvested balance, December 31, 2024	350,000	$4.04	8.72
Exercisable, December 31, 2024
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, December 31, 2025	350,000	$4.04	8.06
Exercisable, December 31, 2025	175,000	$4.04	8.06

As of December 31, 2025, the total unrecognized compensation cost related to outstanding RSUs and stock options was $nil and $121,460, which the Company expects to recognize over a weighted-average period of nil years and 0.89 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s consolidated balance sheets or results of operations or liquidity as at December 31, 2025 and December 31, 2024, except the two discussed below.

Litigation

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,217,610 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,645,092 as of December 31, 2024, bringing the total accrual related to this lawsuit to $5,988,961 and $5,988,961 as of December 31, 2025 and 2024, respectively. The Company filed an appeal in August 2024 and its appellant’s brief in January 2025. As of the date of this Report, there are no further updates regarding this legal proceeding.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunyinh Vehicle Co., Ltd. (“Zhejiang”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang. The Company has not purchased any products from Zheijang. In February 2024, Zhejiang filed a Second Amended Complaint. The Company filed a demurrer seeking to dismiss the Second Amended Complaint due to Zhejiang’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part the Company’s demurrer. As a result, Zhejiang still has valid claims against the Company. The trial is scheduled for March 2026. Based on the current assessment, the outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements. As of the date of this Report, there are no further updates regarding this legal proceeding.

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

The summary of key information by segments for the years ended December 31, 2025 and 2024 was as follows:

For year ended December 31, 2025

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$70,425,174	$1,403,270	$71,828,444
Cost of revenue	$43,581,528	$1,297,718	$44,879,246
Gross profit	$26,843,646	$105,552	$26,949,198
Depreciation & amortization	$126,128	$15,414	$141,542
Long-lived assets	$7,121,546	$753,358	$7,874,904
Segment assets	$44,820,370	$6,612,441	$51,432,811

For year ended December 31, 2024

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$105,575,151	$3,750,591	$109,325,742
Cost of revenue	$73,463,577	$3,402,226	$76,865,803
Gross profit	$32,111,574	$348,365	$32,459,939
Depreciation & amortization	$145,693	$25,653	$171,346
Long-lived assets	$9,950,148	$1,315,925	$11,266,073
Segment assets	$47,769,759	$7,119,759	$54,889,518

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025 up through the date the Company issued these consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements

On January 16, 2026, the Board of Directors (the “Board”) of Massimo Group (the “Company”) accepted Dr. Yunhao Chen’s letter of resignation as Chief Financial Officer and director of the Company, effective as of January 16, 2026. Dr. Chen’s decision to resign is not due to any disagreement with the Company, the Board, or any member of the Company’s management. In connection with this transition, the Board appointed Mr. David Shan, currently the Chief Executive Officer of the Company, to serve as Interim Chief Financial Officer of the Company. On March 3, 2026, Massimo Group (the “Company”) announced that the Board of Directors (the “Board”) appointed Crystal Mingqui Xu as the Company’s Chief Financial Officer, effective as of March 2, 2026.

MASSIMO GROUP

INDEX TO FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

4.1	Form of Underwriter Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)

4.2	Description of Registered Securities (incorporated by reference to the Exhibit 4.2 filed with the annual report on Form 10-K filed with SEC on April 15, 2024)

10.1	Contribution Agreement dated June 1, 2023, by and among Massimo Group, David Shan and Asia International Securities Exchange Co., Ltd. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.2	Employment Agreement dated June 1, 2023, between the Company and David Shan(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.3	Employment Agreement dated June 1, 2023, between the Company and Dr. Yunhao Chen(†) (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.4	Business Loan Agreement dated April 18, 2022, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.5	Addendum No. 1 to Business Loan Agreement dated June 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.6	Addendum No. 2 to Business Loan Agreement, dated October 15, 2023, between the Company and MidFirst Bank (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)

10.7	Business Loan Agreement, dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.8	Promissory Note dated January 3, 2024 (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.9	2024 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 5, 2024)

10.10	Employment Agreement, dated March 1, 2025, between Massimo Group and Quenton Petersen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2025)

10.11	Amendment No. 1 to the Massimo Group 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2025)

72

10.12	Strategic partnership agreement, dated June 11, 2024, by and between Armlogi Holding Corp and the Company(incorporated by reference to the Exhibit 10.10 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025)

10.13	Employment Agreement, effective March 2, 2026, between the Company and Crystal Mingqiu Xu (†) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025)

21.1	List of Subsidiaries*

23.1	Consent of HHL LLP Certified Public Accountants and Advisors, A Professional Corporation*

23.2	Consent of ZH CPA, LLC Certified Public Accountants and Advisors, A Professional Corporation *

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97.1	Executive Compensation Clawback Policy, adopted March 25, 2024 (incorporated by reference to Exhibit 97.1 filed with the Annual Report on Form 10-K filed with the SEC on March 26, 2025)

101.xsd	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	MASSIMO GROUP

	By:	/s/ David Shan
	Name:	David Shan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shan	Chief Executive Officer and Chairman	March 31, 2026
David Shan	(Principal Executive Officer)

/s/ Crystal Mingqiu Xu	Chief Financial Officer and Director	March 31, 2026
Crystal Mingqiu Xu	(Principal Financial and Accounting Officer)

/s/ Paolo Pietrogrande	Director	March 31, 2026
Paolo Pietrogrande

/s/ Mark Sheffield	Director	March 31, 2026
Mark Sheffield

/s/ Ting Zhu	Director	March 31, 2026
Ting Zhu

74