Form 10-Q
period 2026-03-31
Massimo Group
filed 2026-05-15
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41994

Massimo Group

(Exact name of Registrant as specified in its charter)

Nevada	92-0790263
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3101 W Miller Road
Garland, TX	75041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 881-6376

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	MAMO	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

As of May 15, 2026, there were 41,640,950 shares of the Company’s common stock issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products, and their inability to secure adequate access to capital could materially and adversely affect our business.
●	The majority of the products we purchase are manufactured in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Economic conditions that impact consumer spending, along with rising U.S.-China trade tensions and tariffs, may increase costs, disrupt our supply chain, and have a material adverse effect on our business and that of our partners.
●	We currently maintain all our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in research and development (“R&D”) of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	We may require additional capital which may not be available.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims, liability claims or product recalls could have a material adverse impact on our business.
●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, as well as other issues.
●	Our insurance may not be sufficient.
●	We have been in the past, and we may be in the future, subject to litigation relating to defective products that have caused property damage, physical injury and/or death.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack of or the breach of such agreements could adversely affect our business and results of operations.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws, as well as such provisions in Nevada law, could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

ii

●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.
●	Other risks and uncertainties described in this Report, including those described in the “Risk Factors” section.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	As of
	March 31,2026 (unaudited)	December 31,2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,147,216	$5,787,993
Accounts receivable, net	4,087,261	5,327,037
Inventories, net	23,937,558	26,007,553
Advance to suppliers	194,971	193,403
Prepaid and other current assets	540,558	2,531,257
Total current assets	32,907,564	39,847,243

NON-CURRENT ASSETS
Property and equipment at cost, net	645,126	456,078
Right of use operating lease assets, net	6,964,143	7,388,313
Right of use financing lease assets, net	20,133	30,513
Crypto Assets	438,208	573,333
Other non-current assets	49,500	49,500
Deferred tax assets	3,260,973	3,087,831
Total non-current assets	11,378,083	11,585,568
TOTAL ASSETS	$44,285,647	$51,432,811

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,330,776	$7,726,558
Other payable, accrued expenses and other current liabilities	6,176,297	6,233,684
Return liabilities	11,438	12,166
Warranty liabilities	144,419	152,795
Contract liabilities	519,142	609,171
Current portion of obligations under operating leases	1,878,122	1,956,045
Current portion of obligations under financing leases	14,785	23,927
Income tax payable	3,543,727	3,539,447
Loan from a related party	2,000,089	2,000,089
Total current liabilities	16,618,795	22,253,882

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	4,983,516	5,456,648
Obligations under financing leases, non-current	7,675	9,676
Total non-current liabilities	4,991,191	5,466,324
TOTAL LIABILITIES	$21,609,986	$27,720,206

Commitments and Contingencies	-

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,640,950 and 41,640,950 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	41,640	41,640
Additional paid-in-capital	7,084,356	7,113,750
Retained earnings	15,549,665	16,557,215
Total equity	22,675,661	23,712,605

TOTAL LIABILITIES AND EQUITY	$44,285,647	$51,432,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	For the periods Ended
	March 31,
	2026 (unaudited)	2025

Revenues	$12,714,996	$14,901,722
Cost of revenues	7,639,415	10,677,072
Gross profit	5,075,581	4,224,650

Operating expenses:
Selling expense	1,264,305	1,869,964
General and administrative expense	4,220,839	4,219,600
Research and development expense	628,762	841,196
Total operating expenses	6,113,906	6,930,760

(Loss) income from operations	(1,038,325)	(2,706,110)

Other income (expense):
Other income, net	2,781	78,698
Unrealized Loss on Crypto	(135,125)
Interest expense	(5,742)	(1,090)
Total other income (expense), net	(138,086)	77,608

(Loss) income before income taxes	(1,176,411)	(2,628,502)

(Recovery of) provision for income taxes	(168,861)	(539,795)

Net (loss) income and comprehensive (loss) income	$(1,007,550)	$(2,088,707)

(Loss) earnings per Share – basic	$(0.02)	$(0.05)
Weighted average shares outstanding – basic	41,603,838	41,542,800
(Loss) earnings per Share – diluted	$(0.02)	$(0.05)
Weighted average shares outstanding – diluted	41,603,838	41,542,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2024 (restated)	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320

Common stock issued upon vesting of RSUs	6,750	7	–	(7)	–	–
Amortization of share-based compensation related to options granted	–	–	–	90,480	–	90,480
Amortization of share-based compensation related to RSU granted	–	–	–	195,940	–	195,940
Net loss	–	–	–	–	(2,088,707)	(2,088,707)
Balance at March 31, 2025	41,546,700	$41,546	$-	$6,901,320	$12,959,167	$19,902,033

	Common Share		Subscription	Additional Paid-in	Retained
	Shares	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2025	41,640,950	$41,640	$-	$7,113,750	$16,557,215	$23,712,605

Common stock issued upon vesting of RSUs	–	–	–	(29,394)	–	(29,394)
Net loss	–	–	–	–	(1,007,550)	(1,007,550)
Balance at March 31, 2026 (unaudited)	41,640,950	$41,640	$-	$7,084,356	$15,549,655	$22,675,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Periods Ended March 31,
	2026 (unaudited)	2025

Cash flows from operating activities:
Net (loss) income	$(1,007,550)	$(2,088,707)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,062	33,502
Non-cash operating lease expense	424,608	512,277
Amortization of finance lease right-of-use assets	10,380	10,149
Provision of allowance for expected credit loss	(25,995)	50,009
Fair value loss on Crypto assets	135,125	-
Loss/(gain) on disposal of fixed asset	24,346	-
Amortization of share-based compensation related to options granted	(29,395)	90,480
Amortization of share-based compensation related to RSU granted	-	195,940
Deferred income tax recovery	(173,142)	(544,075)
Changes in operating assets and liabilities:
Accounts receivable	1,265,771	(816,318)
Inventories	2,069,995	2,872,393
Advance to suppliers	-	(94,328)
Prepaid and other current assets	1,989,131	153,213
Due from a related party	-	(4,113)
Accounts payables	(5,395,782)	(3,842,996)
Other payable, accrued expense and other current liabilities	(57,383)	814,071
Tax payable	4,280	4,280
Warranty liabilities	(8,376)	(116,755)
Return liabilities	(728)	(161,983)
Contract liabilities	(90,030)	108,184
Lease liabilities – operating lease	(551,055)	(514,697)
Net cash used in operating activities	(1,376,738)	(3,339,474)

Cash flows from investing activities:
Proceed from sales of property and equipment	10,000	-
Acquisition of property and equipment	(262,457)	-
Purchase of short-term investment	-	(3,000,000)
Net cash (used in) provided by investing activities	(252,457)	(3,000,000)

Cash flows from financing activities:
Repayment of other loans	-	-
Repayment of finance lease liabilities	(11,582)	(10,686)
Deferred offering costs	-	-
Repayment of a loan from a related party	-	(3,016,300)
Proceeds from subscription deposits	-	-
Net cash (used in) provided by financing activities	(11,582)	(3,026,986)

Net decrease in cash and cash equivalents	(1,640,777)	(9,366,460)
Cash and cash equivalents, beginning of the period	5,787,993	10,210,084
Cash and cash equivalents, end of the period	$4,147,216	$843,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$895
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”) is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company completed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the IPO, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Company’s executive chairman of the Board and then Chief Executive Officer, is the controlling shareholder (the “controlling shareholder”) of the Company, owning 77.6% equity interest of Massimo Group as of March 31, 2026.

Reorganization

Prior to the IPO, on June 1, 2023, the Company’s two shareholders transferred 100% of their equity interest in Massimo Motor Sports, LLC (“Massimo Motor Sports”) and 100% of their equity interest in Massimo Marine, LLC (“Massimo Marine”) to Massimo Group (the “Reorganization”). After this Reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor Sports and Massimo Marine.

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) and AISE agreed to invest $1 million in Massimo Motor Sports and $1 million in Massimo Marine in exchange for 15% of equity interests in each entity respectively. After the Reorganization, the 15% of equity interest in Massimo Motor Marine and Massimo Marine owned by AISE have been exchanged to 15% of equity interest in Massimo Group.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is estimated using selling price in the normal course of business less any costs to complete and sell products. As of March 31, 2026 and December 31, 2025, the Company had inventory provision of $469,900 and $469,900, included in inventories, net in the condensed consolidated balance sheet. Impairment provision of inventories were nil and nil for the three months ended March 31, 2026 and 2025, respectively, included in cost of revenues in the condensed consolidated statement of operations and comprehensive income (loss).

Advance to suppliers

Advance to suppliers consists of balances paid to suppliers for purchasing products, parts and accessories that have not been provided or received. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company evaluated the carrying value of individual advances based on specifics facts and circumstances for any impairment at each reporting date. For the three months ended March 31, 2026 and 2025, the Company recorded the impairment loss of nil and nil, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

The Company provides a refund policy to accept returns from end customers, which varies and depends on different products and sales channels. The estimated sales returns are determined based upon an analysis of historical sales returns. Return allowances are recorded as a reduction in sales with corresponding sales return liabilities which are included in “accrued return liabilities.” The estimated cost of returned inventory is recorded as a reduction to cost of sales and an increase of right of return assets which is included in “inventories.” The factors affecting the Company’s sales return liabilities include the number of products currently within the return period, historical and anticipated rates of sales returns claimed on those products, and the estimated amount of returns that may be claimed within this period. If actual results differ from the estimates, the Company revises its estimated sales returns liability accordingly. At each period end, the Company reviews and reassesses the adequacy of its recorded sales returns liabilities and adjusts the amounts as necessary. As of March 31, 2026 and December 31, 2025, $11,438 and $12,166 of sales return liabilities associated with estimated product returns were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded sales returns of $106,929 and $1,213,347, respectively.

Products warranty

The Company generally provides a one-year limited warranty against defects in materials related to the sale of products. The Company considers the warranty as an assurance type warranty since the warranty provides the customers the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in the cost of product sales in the period in which the related revenue is recognized. The factors affecting the Company’s warranty include the number of products currently under warranty, historical and anticipated rates of warranty claim on those products, and the estimates of repair and replacement costs to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the products sold is calculated, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amount with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates and assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of March 31, 2026 and December 31, 2025, $144,419 and $152,795 of product warranty were recorded in the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded warranty expenses of $41,064 and $119,732, respectively.

Contract liabilities

The contract liabilities of the Company are primarily related to advances received from customers. The contract liabilities are reported in a net position on a customer-by-customer basis at the end of each reporting period. Contract liabilities are recognized when the Company receives prepayment from customers resulting from purchase order. Contract liabilities will be recognized as revenue when the products are delivered. As of March 31, 2026 and December 31, 2025, the Company recorded contract liabilities of $519,142 and $609,171, respectively, which will be recognized as revenue upon delivery of the products sold. For the three months ended March 31, 2026 and 2025, the amounts transferred from contract liabilities to revenue at the beginning of the fiscal period were $152,795 and $121,172, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The Company’s disaggregation of revenues by product categories for the three months ended March 31, 2026 and 2025 is disclosed as below:

	Three months ended
	March 31,
	2026	2025

UTVs, ATVs and e-bikes	$12,345,833	$15,424,435
Pontoon Boats	369,163	514,194
Pontoon Boats – repurchase credit	-	(1,036,907)
Total	$12,714,996	$14,901,722

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

The freight and duty costs incurred when shipping raw materials from suppliers to the Company are included in cost of revenues, amounting to $1,211,671 and $1,893,537 for the three months ended March 31, 2026 and 2025, respectively.

Shipping and handling costs

Shipping and handling costs, which include costs related to the selection of products and their delivery to customers, are presented in selling expenses. The shipping and handling costs incurred upon goods delivery to customers are $1,212,675 and $1,250,786 for the three months ended March 31, 2026 and 2025, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. Advertising costs presented in selling expenses were $178,235 and $257,071 for the three months ended March 31, 2026 and 2025, respectively.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., Restricted Stock Units (“RSU”), options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2026 and 2025, a total of nil and nil unvested RSU were included in the computation of weighted average number of common shares for the calculation of diluted EPS.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks

a. Concentration of credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents, accounts receivable and other receivable included in other current assets. The maximum exposure of such assets to credit risk is their carrying amounts at the balance sheet dates. The Company maintains all the bank accounts at financial institutions in the United States, where there is $250,000 standard deposit insurance coverage limit per depositor, per FDIC-insured bank and per ownership category. As of March 31, 2026, the balance of one bank in Massimo Motor Sports exceeded the insured limits by $3,512,237. As of December 31, 2025, balances of two banks in Massimo Motor Sports exceeded the insured limits by $1,874,095 and $3,119,315, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration and risks (continued)

e. Significant customers

For the three months ended March 31, 2026 and 2025, one and one customer accounted for 64% and 64% of the Company’s total revenues, respectively.

As of March 31, 2026, two customers individually accounted for 52% and 20% of the Company’s total accounts receivable. As of December 31, 2025, one customer accounted for 84% of the Company’s total accounts receivable.

f. Significant suppliers

For the three months ended March 31, 2026, three suppliers individually accounted for 47%, 12% and 10% of the Company’s total purchases, respectively. For the three months ended March 31, 2025, three suppliers individually accounted for 47%, 12% and 10% of the Company’s total purchases, respectively.

As of March 31, 2026, three suppliers individually accounted for 27%, 12% and 11% of the Company’s total accounts payable, respectively. As of December 31, 2025, two suppliers individually accounted for 31% and 21% of the Company’s total accounts payable, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Accounts receivable	$4,555,140	$5,820,911
Less: allowance for credit loss	(467,879)	(493,874)
Accounts receivable, net	$4,087,261	$5,327,037

The Company recorded a reverse of allowance for credit loss of $109,682 and an addition of allowance for credit loss of $50,009 for the three months ended March 31, 2026 and 2025, respectively.

The movement of allowance for credit loss are as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Beginning balance	$493,874	$384,192
Addition (reversal) of provision	(25,995)	109,682
Ending balance	$467,879	$493,874

The Company’s accounts receivable balances as of March 31, 2026 and December 31, 2025 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES, NET

Inventories, net as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Products and accessories	$15,892,009	$15,991,092
Parts	2,617,385	2,181,292
Inventories in transit	1,014,472	3,664,403
Freight and duty	4,883,592	4,640,666
	24,407,458	26,477,453
Less: inventory allowance	(469,900)	(469,900)
Inventories, net	$23,937,558	$26,007,553

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVENTORIES (continued)

The inventory allowance movement is as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Beginning balance	$469,900	$469,900
Addition of provision	-	-
Ending balance	$469,900	$469,900

Impairment provision of inventories recorded for lower of cost or net realizable value adjustments were nil and nil for the three months ended March 31, 2026 and 2025, respectively.

Partial inventories of $19,150,046 and $20,806,042 as of March 31, 2026 and December 31, 2025, respectively were pledged for the Company’s line of credit facility at Cathay Bank.

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consists of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Advance to suppliers	$194,971	$193,403
Less: impairment of advance to suppliers	-	-
Advance to suppliers, net	$194,971	$193,403

An impairment of advance to suppliers of nil and nil was recorded during the three months ended March 31, 2026 and 2025.

NOTE 6 — PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Prepayment	$307,548	$2,264,128
Other receivables	233,010	267,129
Total	$540,558	$2,531,257

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	360,868	360,868
Vehicles	737,086	539,028
Electronic equipment	35,303	35,303
Leasehold improvement	90,974	90,974
Subtotal	1,350,208	1,152,150
Less: accumulated depreciation and amortization	(705,082)	(696,072)
Property and equipment, net	$645,126	$456,078

The Company recorded depreciation expense of $39,062 and $33,502 for the three months ended March 31, 2026 and 2025, respectively.

No impairment loss was recorded for the three months ended March 31, 2026 and 2025.

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

Total operating lease expense for the three months ended March 31, 2026 and 2025 amounted to $717,143 and $716,942, respectively. Amortization of operating lease right-of-use assets amounted to $551,505 and $512,277 for the three months ended March 31, 2026 and 2025, respectively.

Total accretion of finance lease liabilities for the three months ended March 31, 2026 and 2025 amounted to $438 and $895, respectively. Amortization of finance lease right-of-use assets amounted to $10,380 and $10,149 for the three months ended March 31, 2026 and 2025, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	March 31, 2026 (unaudited)	December 31, 2025

Operating lease liabilities – current	$1,878,122	$1,956,045
Operating lease liabilities - non-current	4,983,516	5,456,648
Total	$6,861,638	$7,412,693

Financing leases

	March 31, 2026 (unaudited)	December 31, 2025

Finance lease liabilities – current	$14,785	$23,927
Finance lease liabilities - non-current	7,675	9,676
Total	$22,460	$33,603

The following table includes supplemental cash flow and non-cash information related to leases:

	Three months ended	Three months ended
	March 31, 2026 (unaudited)	March 31, 2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$551,055	$716,942
Operating cash flows used in finance leases	$	$895
Financing cash flows used in finance leases	$11,582	$10,686
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$424,170	$-

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Weighted-average remaining lease term (years):
Finance lease	1.15 years	1.31 years
Operating leases	4.18 years	3.53 years

Weighted average discount rate:
Finance leases	5.80%	5.69%
Operating leases	8.50%	8.55%

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following is a schedule of maturities of operating and finance lease liabilities as of March 31, 2025:

Operating leases

Twelve months ending March 31,

2026	$2,387,799
2027	2,343,000
2028	2,343,000
2029	830,500
2030	-
Total future minimum lease payments	7,904,299
Less: imputed interest	(1,042,661)
Present value of operating lease liabilities	$6,861,638

Finance leases

Twelve months ending March 31,

2026	$15,353
2027	7,976
2028	-
Total future minimum lease payments	23,329
Less: imputed interest	(869)
Present value of finance lease liabilities	$22,460

NOTE 9 — RETURN LIABILITIES

The following table shows changes in the Company’s return liabilities:

	March 31, 2026 (unaudited)	December 31, 2025
Beginning balance	$12,166	$261,588
Actual recognized products return	(84,053)	(542,978)
Accruals for product return liabilities	83,325	293,556
Ending balance	$11,438	$12,166

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — WARRANTY LIABILITIES

The following table shows changes in the Company’s warranty liabilities and related costs:

	March 31, 2026 (unaudited)	December 31, 2025
Beginning balance	$152,795	$503,553
Cost of warranty claims	(49,440)	(1,160,155)
Accruals for product warranty	41,064	809,397
Ending balance	$144,419	$152,795

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows the breakdown of the Company’s other payable, accrued expense and other current liabilities:

	March 31, 2026 (unaudited)	December 31, 2025
Credit card liabilities	$4,126	$17,699
Sales Tax payable	-	9,951
Other current liabilities	62,300	66,606
Payroll liabilities	120,910	150,467
Accrual on litigation (a)	5,988,961	5,988,961
Total	$6,176,297	$6,233,684

Note (a): Balance mainly represented $5,988,961 accrual of litigation in connection with Nebula (see Note 17).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Loan from a related party

Loan from a related party consists of the following:

	March 31, 2026 (unaudited)	December 31, 2025

Loan from David Shan, opening balance	$2,000,089	$5,546,548
Repayment	-	(3,546,459)
Loan from David Shan, ending balance	2,000,089	2,000,089
Non-current	-	-
Current	$2,000,089	$2,000,089

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan, the executive chairman of the Board and then CEO, in order to change the payment term from due on demand to due on January 3, 2029. This unsecured loan was required by MidFirst Bank when the Company renewed the line of credit on January 3, 2024. On May 13, 2024, the line of credit with MidFirst Bank was closed and the Company obtained a new line of credit with Cathay Bank, which did not include such a requirement. Consequently, the outstanding balance has been reclassified from non-current liabilities to current liabilities as of December 31, 2025. The Company made repayments totaling $nil and $3,546,459 towards this loan during the three months ended March 31, 2026 and the year ended December 31, 2025. The Company intends to continue the repayments of the loan due to Mr. Shan over the next twelve months.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine were incorporated in the United States and are subject to a statutory income tax rate at 21%.

As of March 31, 2026 and December 31, 2025, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. For the three months ended March 31, 2026 and 2025, no amounts were incurred for income tax uncertainties or interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s tax years since its formation remain subject to possible income tax examination by its major taxing authorities for all periods. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 are 14.35% and 20.50%, respectively.

The provision for income tax consists of the following:

	Three months ended March 31,
	2026 (unaudited)	2025

Income tax provision – current	$4,280	$4,280
Income tax recovery - deferred	(173,141)	(544,075)
Income tax (recovery) provision	$(168,861)	$(539,795)

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three months ended
	March 31,
	2026 (unaudited)	2025

Net (loss) income before income taxes	$(1,176,411)	$(2,628,502)
Income tax at the federal statutory rate	21%	21%
Statutory U.S. federal income tax (recovery) provision	(247,046)	(551,985)
State margin tax	4,280	4,280
Non-deductible expense	73,905	7,910
Total	$(168,861)	$(539,795)

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES (continued)

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	March 31, 2026 (unaudited)	December 31, 2025
Deferred tax assets:
Allowance for credit loss	$98,248	$126,955
Property and equipment	-	16,480
Lease liability – operating	1,440,944	1,556,666
Lease liability – financing	4,717	7,057
Other temporary difference	3,183,762	2,938,627
Total deferred tax assets	4,727,671	4,645,785
Deferred tax liabilities:
Right of use assets – operating	(1,462,470)	(1,551,546)
Right of use assets – financing	(4,228)	(6,408)
Total deferred tax liabilities	(1,466,698)	(1,557,954)
Deferred tax assets, net	$3,260,973	$3,087,831

NOTE 14 — SHAREHOLDERS’ EQUITY

Common Shares

Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with par value of $0.001, of which 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with par value of $0.01, and no preferred shares were issued. All share information included in these condensed consolidated financial statements have been retroactively adjusted for the Reorganization as if par value and common shares issuance occurred on the first day of the first period presented.

As of March 31, 2026 and December 31, 2025, 41,640,950 and 41,640,950 common shares were issued and outstanding, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — SHAREHOLDERS’ EQUITY (continued)

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million. The total net proceeds to the Company from the IPO, after deducting discounts, expense allowance, and expenses, were approximately $5.0 million. Pursuant to the terms and conditions of the underwriting agreement, dated as of April 1, 2024, by and between Craft Capital Management LLC (the “Representative”) and the Company (the “Underwriting Agreement”), the underwriters had an overallotment option, exercisable for 45 days or until May 19, 2024, to purchase up to an additional 195,000 shares from the Company at the offering price less of $4.50 the underwriting discount and commissions to cover over-allotments. As of the reporting date, all representative options have expired without exercise.

Common Shares Issued for Service

On June 18, 2024, the Company signed a consulting agreement (the “Consulting Agreement”) with TJCM Asset Management LLC (“TJCM”) to provide strategic consulting and financial advisory services to the Company for twelve months commencing on June 18, 2024. As partial consideration for the services, TJCM is entitled to receive shares of the Company’s common stock equivalent to a value of $160,000 calculated by the valuation price defined as average closing price of the Company’s shares of common stock for the five consecutive trading days immediately preceding the effective date of the Consulting Agreement. On June 21, 2024, the Company issued 22,485 shares of common stock to TJCM as the prepayment of $80,000 on the services to be provided. On November 29, 2024, the agreement was terminated under mutual agreement, and the Company cancelled 8,869 shares out of the 22,485 shares of common stock previously issued to TJCM. The Company recorded expenses of nil and nil in connection with service for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, 87,100 warrants in connection with IPO funding was outstanding, with an exercise price of $5.63 and remaining life of 3.51 years.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — (LOSS) EARNINGS PER SHARE

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred a net loss. Accordingly, the effect of potential common shares from unexercised stock options, unexercised warrants, and unvested Restricted Stock Units (“RSUs”) was excluded from the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per share:

	Three months ended
	March 31,
	2026 (unaudited)	2025

Net (loss) income attributable to the Company	$(1,007,550)	$(2,088,707)
Weighted average number of common shares outstanding – basic	41,603,838	41,542,800

Dilutive securities – unvested RSU	-	-
Weighted average number of common shares outstanding – diluted	41,603,838	41,542,800
(Loss) earnings per share – basic	$(0.02)	$(0.05)
(Loss) earnings per share – diluted	$(0.02)	$(0.05)

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Inventive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded $nil and $195,940 stock-based compensation expense in connection with RSUs for three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, all previously granted restricted stock units (“RSUs”) had vested and there were no outstanding RSUs under the Company’s equity incentive plan.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS (continued)

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the then Chief Executive Officer and two other executives of the Company, in connection with the 2024 Plan.

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

As of March 31, 2026, intrinsic value of the options is nil.

The Company reversed and recorded $29,395 and $90,480 stock-based compensation expense in connection with options for the periods ended March 31, 2026 and 2025, respectively.

The following table summarizes the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Unvested balance, December 31, 2025	175,000	$4.04	8.06
Exercisable, December 31, 2025	-	$-	-
Granted	-	-	-
Cancelled	-	-	-
Vested	-	-	-
Unvested balance, March 31, 2026	175,000	$4.04	7.81
Exercisable, March 31, 2026	175,000	$-	-

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s condensed consolidated balance sheets or results of operations or liquidity as at March 31, 2026 and December 31, 2025, except the two discussed below.

Litigation

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

On July 8, 2024, the Company received a final judgment from the trial court in the lawsuit that was filed by Taizhou Nebula Power Co, Ltd. (“Nebula”) on September 15, 2020. The final judgment awarded Nebula $3,334,542 in damages, $1,436,809 in attorneys’ fees and other court costs, and $1,217,610 in interest on balances from September 15, 2020. In connection with this judgment, the Company recorded an additional accrual of $3,645,092 as of December 31, 2024, bringing the total accrual related to this lawsuit to $5,988,961 and $5,988,961 as of March 31, 2026 and December 31, 2025, respectively. The Company commenced an appeal in August 2024 and filed its appellant’s brief in January 2025. As of the date of this Report, there have been no further updates regarding this legal proceeding.

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

The summary of key information by segments for the three months ended March 31, 2026 and 2025 was as follows:

For the three months ended March 31, 2026

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$12,345,833	$369,163	$12,714,996
Cost of revenue	$7,382,341	$257,074	$7,639,415
Gross profit (loss)	$4,963,492	$112,089	$5,075,581

For the three months ended March 31, 2025

	Sales of UTVs, ATVs and e-bikes	Sales of Pontoon Boats	Total
Revenue from external customers	$15,424,435	$(522,713)	$14,901,722
Cost of revenue	$10,982,604	$(305,532)	$10,677,072
Gross profit (loss)	$4,441,831	$(217,181)	$4,224,650

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2026, up through the date the Company issued these condensed consolidated financial statements, and unless disclosed below, there are not any material subsequent events that require disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 (“fiscal 2025”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview of Company

Massimo is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, the executive chairman of the Board and then Chief Executive Officer, is the controlling shareholder (the “Controlling Shareholder”) of the Company.

In advance of its IPO, a Reorganization of the Company’s legal structure was completed on June 1, 2023. At that time, the Controlling Shareholder transferred his 85% equity interest in Massimo Motor and 85% equity interest in Massimo Marine to Massimo. Together with 15% non-controlling interests which was also transferred to the Company, after the reorganization, Massimo owned 100% equity interests of Massimo Motor and Massimo Marine.

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

We currently generate most of our revenues from the sales of UTVs and ATVs, which represented 97.1% and 96.8% of total revenue for the period ended March 31, 2026 and 2025, respectively.

We also generate revenue from the sales of Pontoon Boats, which represented 2.9% and 3.2% of our revenue for the period ended March 31, 2026 and 2025, respectively.

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

●	Risk of economic and policy changes within China - We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industry within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of Linhai Powersports or any of our other suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, along with other economic, political and/or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import our products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

●	Risk of unavailability of additional capital - We will require significant expenditures to fund future growth. We have funded our growth to date out of the proceeds of the IPO and internal sources of liquidity or through additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including our future financial condition, results of operations and cash flows and the condition of the global and domestic financial markets. If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any debt financing that we undertake may be expensive and might impose covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in mergers, consolidations and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the trading prices of such equities. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we could be required to modify our business plans or growth strategy which could have a material adverse effect on our business, results of operations or financial condition.

●	Risk of uncertainty in the cost and production level of raw materials - We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the period ended March 31, 2025, we purchased approximately 82% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

●	Risk related to overseas freights fluctuation - The inflation rate and supply chain crisis experienced in 2021 and 2022 led to a significant increase in overseas freight costs. However, by December 31, 2025, there was a notable easing in both inflation and freight costs, reflecting an improvement in economic conditions and a stabilization in the supply chain.

●	Risk related to inflation - In recent years, our China-based suppliers have increased the cost of their products due to inflation. We may not be able to pass along price increases in raw materials, parts, or components to our customers. As a result, an increase in the cost of the raw materials, parts, and components our suppliers use in the manufacture of our products could reduce our profitability and have a material adverse effect on our business, results of operations or financial condition.

●	Risk of seasonal sales of Pontoon Boats - A portion of our sales revenue generated from Massimo Marine has a seasonal sales pattern. For the period ended March 31, 2025 and 2024, our revenue generated from Massimo Marine was approximately 3.2% and 4.8% of our total revenue, respectively.

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 in U.S. dollars, and provides information regarding the dollar and percentage increase or (decrease) during such year.

	For the three months ended March 31,
	2026		2025		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$12,714,996	100.0%	$14,901,722	100.0%	$(2,186,726)	(14.7)%
Cost of sales	7,639,415	60.1%	10,677,072	71.6%	(3,037,657)	(28.5)%
Gross profit	5,075,581	39.9%	4,224,650	28.4%	850,931	20.1%
Operating expenses
Selling expenses	1,264,305	9.9%	1,869,964	12.5%	(605,659)	(32.4)%
General and administrative expenses	4,220,839	33.2%	4,219,600	28.3%	1,239	0.0%
Research and development	628,762	4.9%	841,196	5.6%	（212,434)	(25.3)%
Total operating expenses	6,113,906	48.1%	6,930,760	46.5%	（816,854)	(11.8)%
(Loss) income from operations	(1,038,325)	(8.2)%	(2,706,110)	(18.2)%	1,667,785	(61.6)%
Other income (expenses):
Other income, net	2,781	0.0%	78,698	0.5%	(75,917)	(96.5)%
Unrealized Loss on Crypto	(135,125)	(1.1)%	-	-	(135,125)	0.0%
Interest expense	(5,742)	0.0%	(1,090)	-	(4,652)	426.8%
Total other income, net	(138,086)	(1.1)%	77,608	0.5%	(215,694)	(277.9)%
(Loss) income before income taxes	(1,176,411)	(9.3)%	(2,628,502)	(17.6)%	1,452,091	(55.2)%
(Recovery of) provision for income taxes	(168,861)	(1.3)%	(539,795)	(3.6)%	370,934	(68.7)%
Net (loss) income	$(1,007,550)	(7.9)%	$(2,088,707)	(14.0)%	$1,081,157	(51.8)%

Revenue

Total revenue decreased by $2.2 million, or 14.7%, from $14.9 million for the three months ended March 31, 2025 to $12.7 million for the three months ended March 31, 2026. The decrease was primarily driven by lower revenue from sales of UTVs, ATVs and e-bikes, and, to a lesser extent, lower revenue from sales of Pontoon Boats. The decrease was partially offset by the absence in the first quarter of 2026 of the $1.0 million reduction to revenue recorded in the first quarter of 2025 in connection with the repurchase of goods under a litigation settlement.

Revenue by Type

	For the three months ended March 31,
	2026		2025
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$12,345,833	97.1%	$15,424,435	103.5%	$(3,078,602)	(20.0)%
Pontoon Boats	369,163	2.9%	514,194)	3.5)%	891,876	(28.2)%
Subtotal	12,714,996	100.0%	$15,938,629	107.0%	(2,186,726)	(20.2)%
Repurchase of goods under litigation settlement	-	-	(1,036,907)	(7.0)%	(1,036,907)	NA
Total	$12,714,996	100.0%	$14,901,722	100.0%	$(15,249,955)	(14.7)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from sales of UTVs, ATVs and e-bikes decreased by $3.1 million, or 20.0%, from $15.4 million for the three months ended March 31, 2025 to $12.3 million for the three months ended March 31, 2026. The decrease was primarily attributable to a continued strategic decline in wholesale shipment volumes to our major big-box retail partners, as we continued to navigate a volatile geopolitical and macroeconomic environment.

Consistent with the trends experienced during fiscal year 2025, uncertainty surrounding tariffs, trade restrictions and potential trade barriers continued to make it difficult for major retail customers to predict costs and plan inventory purchases effectively. In addition, ongoing inflationary pressures and the prolonged impact of elevated interest rates continued to weigh on consumer demand for discretionary, higher-priced recreational vehicles.

As a result, certain big-box retail customers continued to adopt a conservative inventory procurement strategy during the first quarter of 2026. Rather than forcing excess inventory into the wholesale channel through aggressive discounting, we continued to align our shipment cadence with actual retail sell-through rates and support a disciplined channel inventory management approach. While this strategy reduced recognized wholesale revenue during the period, we believe it helped preserve our brand pricing, reduce channel inventory risk and position our distribution network for the rollout of our higher-margin, next-generation vehicle lineup.

Revenue from sales of Pontoon Boats

Revenue from sales of Pontoon Boats decreased by $0.1 million, or 28.2%, from $0.5 million during the three months ended March 31, 2025 to $0.4 million for the three months ended March 31, 2026. The decrease primarily reflected the continued softness in the recreational marine sector, which remained affected by elevated interest rates, inflationary pressures and tighter consumer and dealer financing conditions.

Consistent with our operating approach in fiscal year 2025, we continued to exercise discipline in managing wholesale shipments to dealers and avoided pushing inventory into a financially constrained distribution channel. Dealer floorplan financing conditions remained challenging, which continued to limit wholesale purchasing appetite across the industry. In response, we maintained a cautious shipment strategy while continuing to evaluate opportunities to expand higher-margin and more controllable sales channels, including our Direct-to-Consumer approach. Although this disciplined approach reduced recognized revenue from Pontoon Boats during the first quarter of 2026, we believe it helped mitigate inventory and credit risks within the marine business.

Cost of revenue and gross profit

Our cost and gross profit by revenue types are as follows:

	For the three months ended March 31, 2026			For the three months ended March 31, 2025					Variance
Category	Cost of revenue	Gross profit (loss)	Gross Margin (%)	Cost of revenue	Gross profit	Gross margin (%)	Variance in Cost of revenue	Variance in gross profit	in gross margin (%)
UTVs, ATVs and e-bikes	$7,382341	$4,963,492	40.82	$10,982,604	$4,441,831	28.8	$(3,600,263)	$521,661	12.0
Pontoon Boats	257,074	112,089	30.4	478,574	35,619	6.9	(221,500)	76,470	23.5
Total	7,639,415	5,075,581	39.9	11,461,178	4,477,450	28.1	(3,821,763)	598,131	(27.7)
Cost of inventory recovered from litigation	-	-	-	(784,106)	(252,800)	24.4	(784,106)	(252,800)	24.4
Total	$7,639,415	5,075,581	39.9%	$10,677,072	$4,224,650	28.4%	$(9,023,218)	$(6,226,737)	(6.3)

Total cost of revenue decreased by $3.0 million, or 28.4%, from $10.7 million for the three months ended March 31, 2025 to $7.6 million for the three months ended March 31, 2026. This decrease was primarily attributable to lower overall sales volume, particularly within our core UTVs, ATVs and e-bikes segment, as we continued to execute our disciplined wholesale shipment strategy and align production and inventory levels with actual retail demand.

Cost of revenue for our core UTVs, ATVs and e-bikes segment decreased by $3.6 million, or 32.8%, from $11.0 million for the three months ended March 31, 2025 to $7.4 million for the three months ended March 31, 2026. This reduction was broadly consistent with our strategically recalibrated wholesale shipment volumes to major big-box retail partners. In addition, the decrease in cost of revenue outpaced the 20.0% decline in segment revenue, reflecting management’s continued efforts to optimize inbound component sourcing, improve manufacturing efficiency and control landed costs, including freight and duty-related costs, despite continued tariff uncertainty and inflationary pressure.

Cost of revenue for our Pontoon Boats segment decreased by $0.2 million, or 46.3%, from $0.5 million for the three months ended March 31, 2025 to $0.3 million for the three months ended March 31, 2026. This decrease was primarily driven by lower sales volume in the recreational marine business as we continued to manage wholesale shipments cautiously in response to weak industry demand, elevated interest rates and tighter dealer floorplan financing conditions. Consistent with our fiscal year 2025 operating approach, we avoided pushing inventory into a financially constrained wholesale channel and continued to focus on protecting per unit economics and brand pricing.

Our gross profit increased by $0.9 million, or 20.1%, from $4.2 million for the three months ended March 31, 2025 to $5.1 million for the three months ended March 31, 2026. Our overall gross margin increased from 28.4% for the three months ended March 31, 2025 to 39.9% for the three months ended March 31, 2026. The improvement in gross margin was primarily attributable to a more favorable product mix, improved cost controls, enhanced sourcing efficiency and the absence in the first quarter of 2026 of the cost impact associated with the repurchase of inventory under a litigation settlement recorded in the first quarter of 2025.

For our UTVs, ATVs and e-bikes segment, gross profit increased by $0.5 million, from $4.4 million for the three months ended March 31, 2025 to $5.0 million for the three months ended March 31, 2026, and gross margin improved from 28.8% to 40.8%. This margin expansion was primarily driven by a favorable shift in product mix toward higher-margin models, improved component sourcing and continued discipline in managing freight, duty and other landed costs. These measures helped offset the impact of lower wholesale shipment volumes and ongoing macroeconomic cost pressures.

For our Pontoon Boats segment, gross profit increased by $0.1 million, from $35,619 for the three months ended March 31, 2025 to $112,089 for the three months ended March 31, 2026, and gross margin improved from 6.9% to 30.4%. This improvement reflected our continued pivot away from lower-margin wholesale clearing activities and toward a more disciplined sales approach, including higher-margin and more controllable sales channels. The improvement also benefited from enhanced material cost controls and more efficient management of inbound shipping and landed costs within our marine product line.

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

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fees and merchant service fees. Selling expenses decreased by $0.6 million, or 32.4%, from $1.9 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026. As a percentage of total revenue, selling expenses decreased from 12.5% for the three months ended March 31, 2025 to 9.9% for the three months ended March 31, 2026.

The decrease was primarily attributable to lower shipping and handling expenses associated with the reduction in wholesale shipment volumes to our major big-box retail customers. Historically, higher sales volumes of UTVs and ATVs to these customers resulted in elevated outbound freight costs, as we generally cover shipping costs for these accounts. During the first quarter of 2026, as we continued to execute a disciplined wholesale shipment strategy and align shipment cadence with actual retail sell-through rates, our outbound freight and related selling costs decreased accordingly.

The decrease was also supported by continued efficiencies in warranty-related expenses. We continued to benefit from enhanced quality control measures and our traveling technician team, which allowed us to manage repair costs and respond to customer service requests more efficiently. As a result, the decline in selling expenses outpaced the decrease in total revenue during the period, contributing to the improvement in operating efficiency for the three months ended March 31, 2026.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses and depreciation expenses. General and administrative expenses remained relatively stable at $4.2 million for both the three months ended March 31, 2026 and 2025, with a slight increase of $1,239. Our general and administrative expenses represented 33.2% and 28.3% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. The increase as a percentage of total revenue was mainly due to the decrease in revenue during the first quarter of fiscal 2026.

Our salaries and benefits increased by $0.4 million, or 30.8%, from $1.3 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026, representing 41.6% and 31.8% of our total general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to a slight increase in headcount during the first quarter of fiscal 2026 compared with the same period in the prior year.

Our rent expenses increased by $0.1 million, or 12.8%, from $0.9 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026, representing 24.1% and 21.4% of our total general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher renewal rent rates and the continued impact of lease arrangements entered into in prior periods.

Our professional fees decreased by $34,404, or 6.0%, from $572,267 for the three months ended March 31, 2025 to $537,863 for the three months ended March 31, 2026, representing 12.7% and 13.6% of our total general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

Our insurance expenses decreased by $0.2 million, or 47.2%, from $426,707 for the three months ended March 31, 2025 to $225,267 for the three months ended March 31, 2026, representing 5.3% and 10.1% of our total general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively.

Overall, the increase in salaries and benefits and rent expenses was offset by decreases in professional fees, insurance expenses and other general administrative expenses, resulting in general and administrative expenses remaining relatively stable for the three months ended March 31, 2026 compared with the same period in 2025.

Research and development expenses

Our research and development expenses decreased by $0.2 million, or 25.3%, from $0.8 million for the three months ended March 31, 2025 to $0.6 million for the three months ended March 31, 2026. As a percentage of total revenue, research and development expenses decreased from 5.6% for the three months ended March 31, 2025 to 4.9% for the three months ended March 31, 2026.

The decrease was primarily attributable to the timing and scope of product development activities during the first quarter of 2026. Following the completion of certain development initiatives in prior periods, we continued to focus our research and development efforts on selected higher-margin vehicle models and product enhancements rather than broad-based development spending. We expect to continue investing in research and development activities to support our next-generation product lineup, while maintaining discipline over the timing and scale of such spending.

Loss from operations

Loss from operations decreased by $1.7 million, or 61.6%, from $2.7 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026. The improvement was primarily attributable to an increase in gross profit of $0.9 million and a decrease in total operating expenses of $0.8 million.

The increase in gross profit was driven by improved gross margin in both our UTVs, ATVs and e-bikes segment and our Pontoon Boats segment, as discussed above. The decrease in operating expenses was mainly due to lower selling expenses resulting from reduced wholesale shipment volumes and related outbound freight costs, as well as lower research and development expenses during the period.

Other income, net

Other income, net decreased by $75,917, or 96.5%, from $78,698 for the three months ended March 31, 2025 to $2,781 for the three months ended March 31, 2026. The decrease was primarily attributable to the absence of certain miscellaneous or non-recurring income items that benefited the first quarter of fiscal 2025. Other income, net for the three months ended March 31, 2026 represented a normalized level of incidental income without the impact of significant one-time settlement or other non-operating income items.

Unrealized loss on crypto assets

We recorded an unrealized loss on crypto assets of $135,125 for the three months ended March 31, 2026. No such unrealized loss was recorded for the three months ended March 31, 2025. The unrealized loss was primarily attributable to changes in the fair value of crypto assets held by the Company during the period.

(Loss) income before income taxes

Loss before income taxes decreased by $1.5 million, or 55.2%, from $2.6 million for the three months ended March 31, 2025 to $1.2 million for the three months ended March 31, 2026. The improvement was primarily attributable to an increase in gross profit and a decrease in total operating expenses, partially offset by the decrease in total other income, net, as discussed above.

(Recovery of) Provision for income taxes

We recognized an income tax recovery of $0.2 million for the three months ended March 31, 2026, compared to an income tax recovery of $0.5 million for the three months ended March 31, 2025. The decrease in income tax recovery was primarily attributable to the lower loss before income taxes and changes in temporary differences recognized during the respective periods.

Net (loss) income

Net loss decreased by $1.1 million, or 51.8%, from $2.1 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026. The improvement was primarily attributable to increased gross profit and lower operating expenses, partially offset by the unrealized loss on crypto assets and lower income tax recovery during the first quarter of 2026.

Cash Flows

For the Three Months ended March 31, 2026 and 2025

The following table sets forth summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(1,376,738)	$(3,339,474)
Net cash (used in) provided by investing activities	(252,457)	(3,000,000)
Net cash (used in) provided by financing activities	(11,582)	(3,026,986)
Net decrease in cash	(1,640,777)	(9,366,460)
Cash, beginning of the period	5,787,993	10,210,084
Cash, end of the period	$4,147,216	$843,624

Operating Activities

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2026. The difference between our net cash used in operating activities and our net loss of $1.0 million for the three months ended March 31, 2026 was primarily due to the combined effect of non-cash adjustments and changes in working capital. Non-cash adjustments primarily included non-cash operating lease expense of $0.4 million, fair value loss on crypto assets of $0.1 million, depreciation of $39,062, provision of allowance for expected credit loss of $25,995, loss on disposal of fixed assets of $24,346 and amortization of finance lease right-of-use assets of $10,380, partially offset by deferred income tax recovery of $0.2 million and amortization of share-based compensation related to options granted of $29,395. Changes in operating assets and liabilities mainly resulted from: (i) an increase in accounts receivable of $1.3 million; (ii) a decrease in inventories of $2.1 million; (iii) a decrease in prepaid and other current assets of $2.0 million; (iv) a decrease in accounts payable of $5.4 million; (v) a decrease in other payable, accrued expense and other current liabilities of $57,383; (vi) a decrease in operating lease liabilities of $0.6 million; and (vii) a decrease in contract liabilities of $90,030.

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2025. The difference between our net cash used in operating activities and our net loss of $2.1 million for the three months ended March 31, 2025 was primarily due to the combined effect of non-cash adjustments and changes in working capital. Non-cash adjustments primarily included non-cash operating lease expense of $0.5 million, provision of allowance for expected credit loss of $50,009, depreciation of $33,502, amortization of share-based compensation related to RSU granted of $195,940, amortization of share-based compensation related to options granted of $90,480 and amortization of finance lease right-of-use assets of $10,149, partially offset by deferred income tax recovery of $0.5 million. Changes in operating assets and liabilities mainly resulted from: (i) an increase in accounts receivable of $0.8 million; (ii) a decrease in inventories of $2.9 million; (iii) an increase in advances to suppliers of $94,328; (iv) a decrease in prepaid and other current assets of $0.2 million; (v) a decrease in accounts payable of $3.8 million; (vi) an increase in other payable, accrued expense and other current liabilities of $0.8 million; (vii) a decrease in warranty liabilities of $116,755; (viii) a decrease in return liabilities of $161,983; and (ix) a decrease in operating lease liabilities of $0.5 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, primarily due to acquisition of property and equipment of $262,457, partially offset by proceeds from sales of property and equipment of $10,000.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2025, primarily due to purchase of short-term investment of $3.0 million.

Financing Activities

Net cash used in financing activities was $11,582 for the three months ended March 31, 2026, primarily due to repayment of finance lease liabilities.

Net cash used in financing activities was $3.0 million for the three months ended March 31, 2025, primarily due to repayment of loan from a related party of $3.0 million and repayment of finance lease liabilities of $10,686.

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

Working Capital

As of March 31, 2026, we had cash and cash equivalents of approximately $4.1 million. Our current assets were approximately $32.9 million, including approximately $4.1 million of cash and cash equivalents, approximately $4.1 million of accounts receivable, approximately $23.9 million of inventory, approximately $0.2 million of advances to suppliers and approximately $0.5 million of prepaid and other current assets. Our current liabilities were approximately $16.6 million, including approximately $2.3 million of accounts payable, approximately $6.2 million of other payable, accrued expenses and other current liabilities, approximately $0.5 million of contract liabilities, approximately $3.5 million of income tax payable, approximately $2.0 million of loan from a related party, approximately $1.9 million of current portion of obligations under operating leases and approximately $0.1 million of other current liabilities, including return liabilities, warranty liabilities and current portion of obligations under financing leases. As a result, we had positive working capital of approximately $16.3 million as of March 31, 2026.

Our primary source of cash is currently generated from our business. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs. While facing uncertainties regarding the size and timing of any future capital raise, we are confident that we can continue to organically support our operational needs solely by utilizing cash flows generated from our operating activities for the next 12 months.

Capital Expenditure

Our capital expenditure consists primarily of the purchase of fixed assets and equipment as a result of our business growth. Our capital expenditure amounted to approximately $262,425 and nil for the first quarter of fiscal 2026 and 2025, respectively.

Contractual Commitments

As of March 31, 2026, the Company’s contractual obligations consisted of the following:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitment	$7,904,299	$2,387,799	$5,516,500	$-	$–

Off-balance Sheet Commitments and Arrangements

There was no off-balance sheet arrangements for the three months ended March 31, 2026 and 2025, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Remediated Material Weaknesses

As of March 31, 2026, material weaknesses were identified in internal controls due to (1) lack of sufficient in-house personnel in our accounting department with sufficient knowledge of the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC reporting rules, and (2) Inadequate segregation of duties resulting from limited accounting staff and resources.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Taizhou Nebula Power Co. Ltd. v. Massimo Motor Sports, LLC

In September 2020, Taizhou Nebula Power Co. Ltd. (“Nebula”) filed suit against us in the Dallas County District of Texas. Nebula has alleged that we owe them $ 2,343,868.60 for products that it shipped to us from 2017 to 2019. Nebula also seeks undefined damages they claim were caused by our failure to hit certain sales targets pursuant to the distribution agreement signed by both parties. A bench trial was conducted in May 2024. On June 6, 2024, the trial court entered its Findings of Fact and Conclusions of Law, which generally found for Nebula on its breach of contract claims and denied Massimo’s counterclaims. After post-trial fees briefing, the trial court entered its Final Judgment on July 8, 2024. On August 7, 2024, Massimo timely filed a notice of appeal of the Final Judgment and subsequently filed its appellant’s brief on January 31, 2025. Nebula filed its appellee’s brief on May 1, 2025. Massimo intends to continue vigorously defending the lawsuit and pursuing its appeal. While Massimo is not opposed to an out-of-court settlement, to date Nebula’s attorneys have had limited interest in discussing settlement. As of the date of this Report, there are no further updates regarding this legal proceeding. See Note 17 — “Commitments and Contingencies – Litigation” for more information.

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunying Vehicle Co., Ltd. (“Zhejiang”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang. Further, the Company has not purchased any products from Zheijang. In February 2024, Zhejiang filed a second amended complaint. In March 2024, the Company filed a demurrer seeking to dismiss the second amended complaint as against the Company due to Zhejiang’s failure to state a valid claim. In August 2024, the Court denied in part and granted in part the Company’s demurrer. As a result, Zhejiang still has valid claims against the Company. The trial is scheduled for March 2026. Based on the current assessment, the outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements. As of the date of this Report, there are no further updates regarding this legal proceeding. See Note 17 — “Commitments and Contingencies – Litigation” for more information.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: May 14, 2026	Massimo Group

/s/ Quenton Petersen
Quenton Petersen
Chief Executive Officer
(principal executive officer)

Date: May 14, 2026	By:	/s/ Crystal Mingqiu Xu
Crystal Mingqiu Xu
Chief Financial Officer
(principal financial and accounting officer)

