Form 10-Q
period 2026-06-30
Massimo Group
filed 2026-08-13
CIK 1952853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	MAMO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of August 13, 2026, there were 41,640,950 shares of the Company’s common stock issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, projected costs and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “shall,” “intend,” “goal,” “objective,” “seek,” “expect,” and similar expressions or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

●	We have a limited operating history on which to judge our performance and assess our prospects for future success.
●	We rely on independent dealers and distributors to manage the retail distribution of many of our products, and their inability to secure adequate access to capital could materially and adversely affect our business.
●	The majority of the products we purchase are manufactured in China and their operations are subject to risks associated with business operations in China. Any disruption of these manufacturers to supply us with appropriately priced products on a timely basis could have a material adverse effect on our business.
●	Economic conditions that impact consumer spending, along with rising U.S.-China trade tensions and tariffs, may increase costs, disrupt our supply chain, and have a material adverse effect on our business and that of our partners.
●	We currently maintain all of our cash and cash equivalents with three financial institutions.
●	We face intense competition in all product lines, including from some competitors that have greater financial and marketing resources.
●	Our future expansion plans are subject to uncertainties and risks, and distribution centers we intend to open may not result in increased sales or efficiencies.
●	Our limited investment in research and development (“R&D”) of new products may adversely affect our ability to enhance existing products and develop and market new products.
●	The high cost of delivering our Pontoon Boats may limit the geographic market for these products.
●	Higher fuel costs can materially and adversely affect our business.
●	We may require additional capital which may not be available.
●	Our business depends on the efforts of our management, and our business may be severely disrupted if we lose their services.
●	We may be unable to protect our intellectual property or may incur substantial costs as a result of litigation or other proceedings relating to our intellectual property.
●	Significant product repair and/or replacement due to product warranty claims, liability claims or product recalls could have a material adverse impact on our business.

ii

●	We are subject to laws, rules and regulations regarding product safety, health, environmental and noise pollution, and other issues.
●	Our insurance may not be sufficient.
●	We have been in the past, and may be, in the future subject to litigation relating to defective products that have caused property damage, physical injury, and death.
●	We have not made use of confidentiality agreements in the past and, although we intend to rely on such agreements in future dealings with suppliers, employees, consultants, and other parties, the prior lack of or the breach of such agreements could adversely affect our business and results of operations.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	We have no current plans to pay cash dividends on our common stock for the foreseeable future.
●	As an “emerging growth company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders with less information or fewer rights available to stockholders of more mature companies.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.
●	Anti-takeover provisions in our Articles of Incorporation and Bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Failures or delays in our projects related to advanced security technologies, autonomous patrol platforms and/or AI-enabled security solutions.
●	Our Bylaws provide that the Second Judicial District Court of Washoe County of the State of Nevada is the sole and exclusive forum for certain stockholder litigation matters.
●	Other risks and uncertainties described in this Report, including those described in the “Risk Factors” section.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	As of
	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,637,858	$5,787,993
Accounts receivable, net	$4,979,678	$5,327,037
Inventories, net	$23,641,134	$26,007,553
Advance to suppliers	$193,384	$193,403
Prepaid and other current assets	$3,804,393	$2,531,257
Total current assets	$37,256,447	$39,847,243

NON-CURRENT ASSETS
Property and equipment at cost, net	$985,056	$456,078
Right of use operating lease assets, net	$6,341,211	$7,388,313
Right of use financing lease assets, net	$14,020	$30,513
Intangible assets	$403,746	$-
Crypto Assets	$385,297	$573,333
Other non-current assets	$49,500	$49,500
Deferred tax assets	$3,288,449	$3,087,831
Total non-current assets	$11,467,279	$11,585,568
TOTAL ASSETS	$48,723,726	$51,432,811

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$5,367,763	$7,726,558
Other payable, accrued expenses and other current liabilities	$6,129,138	$6,233,684
Return liabilities	$6,334	$12,166
Warranty liabilities	$143,969	$152,795
Contract liabilities	$760,927	$609,171
Current portion of obligations under operating leases	$1,873,120	$1,956,045
Current portion of obligations under financing leases	$10,253	$23,927
Income tax payable	$3,851,421	$3,539,447
Due to a shareholder	$2,000,089	$2,000,089
Total current liabilities	$20,143,014	$22,253,882

NON-CURRENT LIABILITIES
Obligations under operating leases, non-current	$4,500,259	$5,456,648
Obligations under financing leases, non-current	$5,635	$9,676
Total non-current liabilities	$4,505,894	$5,466,324
TOTAL LIABILITIES	$24,648,908	$27,720,206

Commitments and Contingencies

EQUITY
Common shares, $0.001 par value, 100,000,000 shares authorized, 41,640,950 shares issued and outstanding as of June 30, 2026 and December 31, 2025	41,640	41,640
Additional paid-in-capital	$7,031,151	$7,113,750
Retained earnings	$17,002,027	$16,557,215
Total equity	$24,074,818	$23,712,605

TOTAL LIABILITIES AND EQUITY	$48,723,726	$51,432,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$14,918,102	$18,915,918	$27,633,098	$33,817,640
Cost of revenues	7,636,008	12,049,501	15,275,423	22,726,573
Gross profit	7,282,094	6,866,417	12,357,675	11,091,067

Operating expenses:
Selling expense	1,704,350	2,154,417	2,968,655	4,024,381
General and administrative expenses	3,626,877	4,425,166	7,847,716	8,644,766
Research and development expenses	289,457	144,757	918,219	985,953
Total operating expenses	5,620,684	6,724,340	11,734,590	13,655,100

Income from operations	1,661,410	142,077	623,085	(2,564,033)

Other income (expense):
Other income, net	132,623	26,602	135,404	105,300
Unrealized loss on crypto assets	(52,912)	-	(188,037)	-
Interest expense	(8,541)	(63,704)	(14,283)	(64,794)
Total other income (expense), net	71,170	(37,102)	(66,916)	40,506

Income before income taxes	1,732,580	104,975	556,169	(2,523,527)

Provision for income taxes	280,218	27,296	111,357	(512,499)

Net income and comprehensive income	$1,452,362	$77,679	$444,812	$(2,011,028)

Earnings per Share – basic	$0.03	$-	$0.01	$(0.05)
Weighted average shares outstanding – basic	41,640,950	41,566,110	41,640,950	41,566,110
Earnings per Share –diluted	$0.03	$-	$0.01	$(0.05)
Weighted average shares outstanding –diluted	41,640,950	41,640,950	41,640,950	41,566,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at March 31, 2025	41,546,700	$41,546	$-	$6,901,320	$12,959,167	$19,902,033
Common stock issued upon vesting of RSUs	94,250	94	-	(94)	-	-
Stock-based compensation related to options	-	-	-	66,808	-	66,808
Stock-based compensation related to RSUs	-	-	-	111,439	-	111,439
Net income for the three months ended June 30, 2025	-	$-	$-	-	$77,679	$77,679
Balance at June 30, 2025	41,640,950	41,640	-	7,079,473	13,036,846	20,157,959
Balance at March 31, 2026	41,640,950	$41,640	$-	$7,084,356	$15,549,665	$22,675,661
Stock-option compensation reversal	-	-	-	(53,205)	-	(53,205)
Net income for the three months ended June 30, 2026	-	-	-	-	1,452,362	1,452,362
Balance at June 30, 2026	41,640,950	41,640	-	7,031,151	17,002,027	24,074,818

	Common Share		Subscription	Additional Paid-in	Retained
	Shares*	Amount	Receivable	Capital	Earnings	Total

Balance at December 31, 2024	41,539,950	$41,539	$-	$6,614,907	$15,047,874	$21,704,320
Common stock issued upon vesting of RSUs	101,000	101	-	(101)	-	-
Stock-based compensation related to options	-	-	-	157,288	-	157,288
Stock-based compensation related to RSUs	-	-	-	307,379	-	307,379
Net loss for the six months ended June 30, 2025	-	$-	$-	$-	$(2,011,028)	$(2,011,028)
Balance at June 30, 2025	41,640,950	41,640	-	7,079,473	13,036,846	20,157,959
Balance at December 31, 2025	41,640,950	$41,640	$-	$7,113,750	$16,557,215	$23,712,605
Reversal of stock-based compensation related to options	-	-	-	(82,599)	$-	$(82,599)
Net income for the six months ended June 30, 2026	-	-	-	-	444,812	444,812
Balance at June 30, 2026	41,640,950	41,640	-	7,031,151	17,002,027	24,074,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$444,812	$(2,011,028)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,509	67,005
Non-cash operating lease expense	1,047,102	1,036,202
Accretion of finance lease liabilities	876	1,680
Amortization of finance lease right-of-use assets	16,493	20,529
Fair value loss on Crypto assets	188,037	-
Loss on disposal of property and equipment	24,346	-
Provision for expected credit loss, net	76,757	(25,465)
Impairment loss of advances to supplier due to lawsuit	-	-
Stock-option compensation (reversal)	(82,599)	157,288
Restricted stock unit compensation	-	307,379
Deferred tax assets	(200,618)	(521,498)
Changes in operating assets and liabilities:
Accounts receivable	270,602	(3,277,941)
Inventories	2,366,419	3,848,304
Advance to suppliers	19	(242,702)
Other assets	(1,273,136)	266,460
Due from a related party	-	8,576
Accounts payables	(2,358,795)	(3,329,249)
Other payable, accrued expense and other current liabilities	(104,545)	23,472
Tax payable	311,974	8,998
Accrued warranty liabilities	(8,826)	(201,908)
Accrued return liabilities	(5,832)	(229,943)
Contract liabilities	151,756	405,267
Due to shareholder	-	-
Lease liabilities – operating lease	(1,039,314)	(1,042,721)
Net cash (used in) provided by operating activities	(68,963)	(4,731,295)

Cash flows from investing activities:
Proceed from sales of property and equipment	10,000	-
Purchases of property and equipment	(668,834)	-
Purchase of intangible assets	(403,746)	-
Proceeds from short-term investment	-	-
Net cash used in investing activities	(1,062,580)	-

Cash flows from financing activities:
Net proceeds from bank loan	-	-
Repayment of other loans	-	-
Repayment of finance lease liabilities	(18,592)	(21,482)
Repayment of shareholder loan	-	(3,016,300)
Proceed from common share issuances	-	-
Proceeds from initial public offering, net of share issuance costs	-	-
Due to shareholder	-	-
Proceeds from subscription deposits	-	-
Net cash provided by (used in) financing activities	(18,592)	(3,037,782)

Net increase (decrease) in cash and cash equivalents	(1,150,135)	(7,769,077)
Cash and cash equivalents, beginning of the period	5,787,993	10,210,084
Cash and cash equivalents, end of the period	$4,637,858	$2,441,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14,283	$64,794
Cash paid for income taxes	$-	$-

NON-CASH ACTIVITIES
Right of use assets obtained in exchange for operating lease obligations	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Massimo Group (the “Company”) is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested utility terrain vehicles (“UTVs”), recreational all-terrain vehicles (“ATVs”), and pontoon and tritoon boats (“Pontoon Boats”). On April 4, 2024, the Company closed its initial public offering (“IPO”) of 1,300,000 shares of its common stock at an IPO price of $4.50 per share for aggregate gross proceeds of approximately $5.85 million from the offering (Note 15). In connection with the offering, the Company’s common shares began trading on the Nasdaq Capital Market under the trading symbol “MAMO.” Mr. David Shan, the Company’s Executive Chairman of the Board of Directors and former Chief Executive Officer, is the controlling shareholder (the “controlling shareholder”) of the Company, owning 77.2% equity interest of Massimo Group as of June 30, 2026.

Reorganization

On June 1, 2023, in preparation for the Company’s IPO, the two initial shareholders transferred their 100% equity interest in Massimo Motor Sports, LLC (“Massimo Motor Sports”) and 100% equity interest in Massimo Marine, LLC (“Massimo Marine”) to Massimo Group (the “Reorganization”). After this Reorganization, Massimo Group ultimately owns 100% equity interests of Massimo Motor Sports and Massimo Marine.

Before and after the Reorganization, the Company, together with its subsidiaries, is effectively controlled by the same controlling shareholders, and therefore the Reorganization is considered a recapitalization of entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50-25. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements in accordance with ASC 805-50-45-5.

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

On June 1, 2023, the Company entered into two agreements with Asian International Securities Exchange Co., Ltd. (“AISE”) under which AISE agreed to invest $1 million in Massimo Motor Sports and $1 million in Massimo Marine in exchange for 15% equity interests in each entity, respectively. After the Reorganization, AISE’s 15% equity interests in Massimo Motor Sports and Massimo Marine were exchanged for a 15% equity interest in Massimo Group.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

Inventories are stated at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Costs include the cost of raw materials, freight and duty. Any excess of cost over net realizable value is recognized as a provision for diminution in value. As of June 30, 2026 and December 31, 2025, the Company had inventory allowances of $469,900 and $469,900, respectively. No inventory impairment provision was recorded for the three or six months ended June 30, 2026 or 2025.

Advances to suppliers

Advances to suppliers consist of balances paid for products, parts and accessories not yet received. The Company reviews these balances periodically for impairment. No impairment loss was recorded for the three or six months ended June 30, 2026 or 2025.

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

Impairment of long-lived assets

Long-lived assets, primarily consists of property and equipment, are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. No impairment charge was recognized for the three and six months ended June 30, 2026 and 2025, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, short-term loans, which was grouped in other current assets, accounts payable, other payable, accrued expense and other liabilities, contract liabilities, due to shareholder and current portion of lease liabilities, approximates their recorded values due to their short-term maturities. The Company determined that the carrying value of the lease liabilities approximated their fair value as the interest rates used to discount the contracts approximate market rates. The Company noted no transfers between levels during any of the periods presented. Except for the crypto assets described below, the Company did not have any other assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2026 and December 31, 2025.

The Company’s crypto assets consist of Bitcoin and are measured at fair value on a recurring basis using quoted market prices in active markets, which are classified within Level 1 of the fair value hierarchy. Changes in fair value are recognized in net income. The fair values of the Company’s crypto assets were $385,297 and $573,333 as of June 30, 2026 and December 31, 2025, respectively.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales returns

As of June 30, 2026 and December 31, 2025, the Company recorded sales return liabilities of $6,334 and $12,166, respectively. During the three months ended June 30, 2026 and 2025, actual product returns were $15,960 and $15,139, respectively, and return-liability accruals were $10,857 and a reversal of $15,139, respectively. During the six months ended June 30, 2026 and 2025, actual product returns were $100,013 and $1,491,441, respectively, and return-liability accruals were $94,181 and $1,198,208, respectively.

Products warranty

As of June 30, 2026 and December 31, 2025, the Company recorded warranty liabilities of $143,969 and $152,795, respectively. Warranty expense was $48,364 and $5,687 for the three months ended June 30, 2026 and 2025, respectively, and $89,428 and $125,419 for the six months ended June 30, 2026 and 2025, respectively.

Disaggregation of revenues

The Company disaggregates its revenue from contracts by products, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and six months ended June 30, 2026 and 2025 is disclosed in Note 18.

Cost of revenues

Cost of revenues includes all of the costs and expenses directly related to the production of goods and services included in revenues. Cost of revenues primarily consists of cost of products, freight and duty allocated and warehouse related overhead, such as salaries and benefits, rent, warehouse supplies and depreciation expenses.

For the three months ended June 30, 2026 and 2025, freight and duty included in cost of revenues amounted to a recovery of $1,380,262 and expense of $2,298,848, respectively. For the six months ended June 30, 2026 and 2025, the amounts were a recovery of $167,587 and expense of $4,192,385, respectively.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs included in selling expense were $1,249,263 and $1,584,046 for the three months ended June 30, 2026 and 2025, respectively, and $2,155,934 and $2,636,004 for the six months ended June 30, 2026 and 2025, respectively.

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

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted-average common shares outstanding for the period. Diluted EPS presents the dilutive effect of potential common shares, such as options, warrants and restricted stock units, as if they had been converted at the beginning of the period presented, or at the issuance date, if later. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS. See Note 15 for the period-specific reconciliation.

Stock Based compensation

The Company follows the provisions of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which establishes the accounting for employee share-based awards. For employee share-based awards, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award.

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

Concentration and risks

a. Concentration of credit risk

The standard FDIC insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The Company monitors its concentration of credit risk with its financial institutions.

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

e. Significant customers

One customer accounted for 50% and 65% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 50% and 66% for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, one customer represented 87% of accounts receivable. As of June 30, 2025, one customer represented 77% of accounts receivable.

f. Significant suppliers

For the three months ended June 30, 2026, two suppliers represented 55% and 20% of purchases. For the three months ended June 30, 2025, three suppliers represented 36%, 14% and 10% of purchases. For the six months ended June 30, 2026, two suppliers represented 59% and 13% of purchases.

For the six months ended June 30, 2025, two suppliers represented 24% and 16% of purchases. As of June 30, 2026, three suppliers represented 28%, 21% and 19% of the supplied accounts-payable aging population. As of June 30, 2025, three suppliers represented 21%, 17% and 13% of accounts payable.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2026. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s condensed consolidated financial statements, once adopted.

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

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Accounts receivable – third parties	$5,550,309	$5,820,911
Less: allowance for credit loss	$(570,631)	$(493,874)
Accounts receivable, net	$4,979,678	$5,327,037

The Company did not write off any uncollectible accounts receivable for the three and six months ended June 30, 2026 and 2025, respectively.

The Company recorded a provision for credit losses of $102,752 for the three months ended June 30, 2026 and a reversal of $75,474 for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recorded a net provision of $76,757, compared with a reversal of $25,465 for the six months ended June 30, 2025.

The movement of allowance for credit loss are as follows:

	June 30, 2026	December 31, 2025
Balance as of beginning	$493,874	$384,192
Additional of provision	$76,757	$109,682
Ending balance	$570,631	$493,874

The Company’s accounts receivable balances as of June 30, 2026 and December 31, 2025 are pledged for its line of credit facility at Cathay Bank.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2026	December 31, 2025
Products	$13,282,913	$15,991,092
Parts and accessories	$3,080,995	$2,181,292
Inventories in transit	$2,528,538	$3,664,403
Freight and duty	$5,218,588	$4,640,666
	$24,111,034	$26,477,453
Less: inventory allowance	$(469,900)	$(469,900)
Inventories, net	$23,641,134	$26,007,553

No inventory impairment provision was recorded for the three or six months ended June 30, 2026 or 2025.

The inventory allowance movement is as follows:

	June 30, 2026	December 31, 2025
Beginning balance	$469,900		$469,900
Addition of provision	-	-	-
Ending balance	$469,900		$469,900

As of June 30, 2026 and December 31, 2025, inventories with carrying amounts of approximately $15,113,957 and $17,469,430, respectively, were pledged under the Company’s line of credit facility with Cathay Bank.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	June 30,2026	December 31, 2025
Advance to suppliers	$193,384		$193,403
Less: impairment loss allowance due to irrecoverable prepayment	-	-	-
Advance to suppliers, net	$193,384		$193,403

No impairment loss on advances to suppliers was recorded for the three or six months ended June 30, 2026 or 2025.

NOTE 6 — PREPAID AND CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2026	December 31, 2025
Prepayment	$1,334,617	$2,264,128
Other receivables	$2,469,776	$267,129
Total	$3,804,393	$2,531,257

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	June 30, 2026	December 31, 2025
Furniture and Fixtures	$125,977	$125,977
Machinery equipment	$360,868	$360,868
Vehicles	$737,086	$539,028
Electronic equipment	$35,303	$35,303
Leasehold improvement	$90,974	$90,974
Subtotal	$1,350,208	$1,152,150
Less: accumulated depreciation and amortization	$(365,152)	$(696,072)
Property and equipment, net	$985,056	$456,078

Depreciation expense was $66,447 and $33,503 for the three months ended June 30, 2026 and 2025, respectively, and $105,509 and $67,005 for the six months ended June 30, 2026 and 2025, respectively.

Property and equipment additions were $406,376 and nil for the three months ended June 30, 2026 and 2025, respectively, and $668,834 and nil for the six months ended June 30, 2026 and 2025, respectively. There was no disposal during the second quarter of 2026. During the six months ended June 30, 2026, the Company received $10,000 of proceeds and recorded a $24,346 loss on disposal.

No impairment loss was recorded for the three and six months ended June 30, 2026 and 2025.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES

The monthly rent for the Company’s approximately 66,000 square-foot Garland facility is $35,000.

Total operating lease expense for the three months ended June 30, 2026 and 2025 was $628,129 and $716,492, respectively. Amortization of operating lease right-of-use assets was $485,838 and $523,925, respectively.

Total operating lease expense for the six months ended June 30, 2026 and 2025 was $1,345,272 and $1,433,994, respectively. Amortization of operating lease right-of-use assets was $1,037,343 and $1,036,202, respectively.

Accretion of finance lease liabilities was $334 and $784 for the three months ended June 30, 2026 and 2025, respectively. Amortization of finance lease right-of-use assets was $6,113 and $10,380, respectively.

Accretion of finance lease liabilities was $876 and $1,680 for the six months ended June 30, 2026 and 2025, respectively. Amortization of finance lease right-of-use assets was $16,493 and $20,529, respectively.

Supplemental balance sheet information related to operating and financing leases was as follows:

Operating leases

	June 30, 2026	December 31, 2025
Operating lease liabilities - current	$1,873,120	$1,956,045
Operating lease liabilities - non-current	$4,500,259	$5,456,648
Total	$6,373,379	$7,412,693

Financing leases

	June 30, 2026	December 31, 2025
Finance lease liabilities - current	$10,253	$23,927
Finance lease liabilities - non-current	$5,635	$9,676
Total	$15,888	$33,603

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — LEASES (continued)

The following table includes supplemental cash flow and non-cash information related to leases:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash paid of amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,181,604	$1,433,885
Financing cash flows used in finance leases	$18,592	$10,686
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	$-	$-
Operating lease liabilities	$-	$-

The weighted average remaining lease terms and discount rates for all of operating lease and finance leases were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Finance lease	1.50 years	1.31 years
Operating leases	3.10 years	3.53 years

Weighted average discount rate:
Finance leases	7.13%	5.69%
Operating leases	8.50%	8.55%

The following is a schedule of maturities of operating and finance lease liabilities as of June 30, 2026:

Operating leases

Twelve months ending June 30,

2027	$2,343,000
2028	2,343,000
2029	2,343,000
2030	244,750
2031 and after	-
Total future minimum lease payments	$7,273,750
Less: imputed interest	(900,371)
Present value of operating lease liabilities	$6,373,379

Finance leases

Twelve months ending June 30,

2027	$11,036
2028	6,526
2029	-
Total future minimum lease payments	$17,562
Less: imputed interest	(1,674)
Present value of finance lease liabilities	$15,888

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 —RETURN LIABILITIES

The following table shows changes in the Company’s accrued return:

	June 30, 2026	December 31, 2025
Balance as of beginning	$12,166	$261,588
Actual recognized products return	(100,013)	(542,978)
Accruals for product return liabilities	94,181	293,556
Ending balance	$6,334	$12,166

NOTE 10 — WARRANTY LIABILITIES

The following table shows changes in the Company’s accrued warranties and related costs:

	June 30, 2026	December 31, 2025
Balance as of beginning	$152,795	$503,553
Cost of warranty claims	(98,254)	(1,160,155)
Accruals for product warranty	89,428	809,397
Ending balance	$143,969	$152,795

NOTE 11 — OTHER PAYABLE, ACCRUED EXPENSE AND OTHER CURRENT LIABILITY

The following table shows breakdown of Company’s other payable, accrued expense and other current liabilities:

	June 30, 2026	December 31, 2025
Credit card liabilities	$130,804	$17,699
Other current liabilities	$9,373	$227,024
Accrual for litigation (a)	$5,988,961	$5,988,961
Total	$6,129,138	$6,233,684

Note (a): The balance mainly represented a $5,988,961 litigation accrual in connection with Nebula (see Note 17).

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — RELATED PARTY TRANSACTIONS

The relationship of related parties is summarized as follows:

Name of Related Party	Relationship to the Company
David Shan	Controlling shareholder of the Company
Miller Creek Holdings LLC	Controlled by David Shan
Vessel Technology Inc.	Controlled by David Shan

(a) Due to shareholder

Due to shareholder consists of the following:

	June 30, 2026	December 31, 2025

Loan from David Shan, opening balance	$2,000,089		$5,546,548
Repayment	$-		$(3,546,459)
Loan from David Shan , ending balance	$2,000,089		$2,000,089
Non-current	-	-	-
Current	$2,000,089		$2,000,089

On January 3, 2024, the Company entered into an unsecured loan agreement with Mr. David Shan. The outstanding balance was classified as current. The Company made no repayments during the six months ended June 30, 2026 and made repayments totaling $3,546,459 during the year ended December 31, 2025. The ending balance at June 30, 2026 was $2,000,089.

On June 23, 2026, the Company entered into a separate unsecured loan agreement with Mr. David Shan, pursuant to which Mr. Shan agreed to provide a draw-down loan facility of up to $4.0 million. Advances under the facility bear interest at 4.0% per annum and mature on June 22, 2027. No amounts had been drawn under this facility as of June 30, 2026.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes

Massimo Motor and Massimo Marine were incorporated in the United States and are subject to a statutory income tax rate at 21%.

Massimo Motor Sports and Massimo Marine are subject to U.S. federal income tax at 21%. The Company’s effective tax rates were approximately 16.2% and 26.0% for the three months ended June 30, 2026 and 2025, respectively, and 20.0% and 20.3% for the six months ended June 30, 2026 and 2025, respectively.

The provision for income tax consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income tax provision – current	$252,350	$4,718	$256,630	$8,998
Income tax (recovery) - deferred	27,868	22,578	(145,273)	(521,497)
Income tax provision	$280,218	$27,296	$111,357	$(512,499)

The following table reconciles the statutory tax rate to the Company’s effective tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income before income taxes	$1,732,580	$104,975	$556,169	$(2,523,527)
Income tax at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
Statutory U.S. federal income tax	363,842	22,045	116,795	(529,941)
State margin tax	-	-	4,280	-
Other permanent differences, net	(83,624)	5,251	(9,718)	17,442
Total	$280,218	$27,296	$111,357	$(512,499)

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — TAXES

Corporate Income Taxes (continued)

The Company’s deferred tax assets and liabilities consist of the following:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit loss	$119,833	$126,955
Property and equipment	$-	$16,480
Lease liability – operating	$1,338,410	$1,556,666
Lease liability – financing	$3,337	$7,057
Other temporary difference	$3,161,467	$2,938,627
Total deferred tax assets	$4,623,047	$4,645,785
Deferred tax liabilities:
Right of use assets – operating	$(1,331,654)	$(1,551,546)
Right of use assets – financing	$(2,944)	$(6,408)
Total deferred tax liabilities	$(1,334,598)	$(1,557,954)
Deferred tax assets (liabilities), net	$3,288,449	$3,087,831

NOTE 14 — SHAREHOLDERS’ EQUITY

Common Shares

Based on the Company’s Articles of Incorporation, the authorized number of common stock was 100,000,000 shares of common stock with a par value of $0.001, of which 40,000,000 common shares were issued on June 1, 2023. The authorized number of preferred stock was 5,000,000 shares of preferred stock with a par value of $0.01, and no preferred shares were issued. All share information included in these condensed consolidated financial statements has been retroactively adjusted for the Reorganization as if the common-share issuance occurred on the first day of the first period presented. No shares were issued during the three or six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, 41,640,950 shares of common stock were issued and outstanding.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — SHAREHOLDERS’ EQUITY (continued)

Initial Public Offering

On April 4, 2024, the Company closed its IPO of 1,300,000 shares of common stock at $4.50 per share for gross proceeds of approximately $5.85 million. Net proceeds after underwriting discounts and offering expenses were approximately $5.0 million. The underwriters’ over-allotment option expired in May 2024 without exercise.

Common Shares Issued for Service

On June 18, 2024, the Company signed a twelve-month consulting agreement with TJCM Asset Management LLC. On June 21, 2024, the Company issued 22,485 shares of common stock as partial prepayment for services. The agreement was terminated by mutual agreement on November 29, 2024, and 8,869 of those shares were cancelled.

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

As of June 30, 2026, 87,100 representative warrants were outstanding with an exercise price of $5.63 and a remaining contractual life of approximately 2.76 years.

NOTE 15 — EARNINGS (LOSS) PER SHARE

For the three months ended June 30, 2026, potential common shares from outstanding stock options and warrants were excluded from diluted earnings per share because their exercise prices exceeded the average market price. No RSUs were outstanding.

For the six months ended June 30, 2026, potential common shares from outstanding stock options and warrants were excluded because their effect would have been anti-dilutive. No RSUs were outstanding.

For the three months ended June 30, 2025, 74,840 unvested RSUs were included in diluted weighted-average shares. For the six months ended June 30, 2025, potential common shares were excluded because the Company incurred a net loss.

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to the Company	$1,452,362	$77,679	$444,812	$(2,011,028)
Weighted average number of common shares outstanding – basic	41,640,950	41,566,110	41,640,950	41,566,110

Dilutive securities – unvested RSU	-	74,840	-	-
Weighted average number of common shares outstanding – diluted	41,640,950	41,640,950	41,640,950	41,566,110
Earnings per share – basic	$0.03	$-	$0.01	$(0.05)
Earnings per share – diluted	$0.03	$-	$0.01	$(0.05)

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS

Equity Incentive Plans

On May 22, 2024, the Company’s Board approved the 2024 Equity Incentive Plan (“2024 Plan”) and Restricted Stock Units (“RSUs”) Agreements. The 2024 Plan and RSUs Agreement authorized the award of stock options, RSUs to employees and directors.

The Company recorded no RSU compensation expense for the three or six months ended June 30, 2026. RSU compensation expense was $111,439 and $307,379 for the three and six months ended June 30, 2025, respectively.

The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life in Years
Unvested at December 31, 2025	-	$-	-
Vested	-	-	-
Unvested at June 30, 2026	-	$-	-

Options

On May 22, 2024, the Company signed a stock option agreement with Mr. David Shan, the Company’s Executive Chairman of the Board of Directors and former Chief Executive Officer, and two other executives of the Company, in connection with the 2024 Plan.

On May 22, 2024, the Company granted Mr. David Shan options to purchase 46,860 common shares under an incentive stock option plan at an exercise price of $4.268 per share. The awards vested in two equal annual installments beginning May 22, 2024 and expire on May 21, 2029.

On May 22, 2024, the Company also granted Mr. Shan options to purchase 103,140 common shares under a nonqualified stock option plan at an exercise price of $4.00 per share. The awards vested in two equal annual installments beginning May 22, 2024 and expire on May 21, 2034.

MASSIMO GROUP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — EMPLOYEE STOCK PLANS (continued)

Options (continued)

On May 22, 2024, the Company granted two executives options to purchase an aggregate of 200,000 common shares at $4.00 per share. The awards vested in two equal annual installments beginning May 22, 2024 and expire on May 21, 2034. During the second quarter of 2026, 100,000 unexercised options held by the former CFO lapsed following termination.

As of June 30, 2026, the intrinsic value of outstanding stock options was nil.

The Company recorded reversals of option compensation expense of $53,205 and $82,600 for the three and six months ended June 30, 2026, respectively. Option compensation expense was $66,808 and $157,288 for the three and six months ended June 30, 2025, respectively.

The following table summarizes the Company’s share option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding at December 31, 2025	350,000	$4.04	8.72
Exercisable at December 31, 2025			8.72
Granted	-	-	-
Cancelled / lapsed	(100,000)	4.00	-
Vested	125,000	4.06	-
Unvested at June 30, 2026	-	$-	-
Exercisable at June 30, 2026	250,000	$4.05	7.97

As of June 30, 2026, unrecognized compensation cost related to outstanding RSUs and stock options was nil.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be involved in certain legal proceedings, claims and disputes arising from the commercial operations, which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the Company can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on the Company’s condensed consolidated balance sheets or results of operations or liquidity as of June 30, 2026 and December 31, 2025, except the two discussed below.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17 — COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunying Vehicle Co., Ltd. (“Zhejiang Qunying”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang Qunying alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang Qunying. The Company has not purchased any products from Zheijang Qunying. In February 2025, Zhejiang filed a second amended complaint. The Company filed a demurrer seeking to dismiss the second amended complaint due to Zhejiang Qunying’s failure to state a valid claim in March 2024. In August 2024, the Court denied in part and granted in part the Company’s demurrer. The matter remains pending, and a trial date has not yet been scheduled. Based on the current assessment, a negative outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements.

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

The following table presents sales by product categories for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
UTVs, ATVs and e-bikes	$13,665,584	$17,607,760	$26,011,417	$33,032,195
Pontoon Boats	1,252,518	1,308,158	1,621,681	1,822,352
Repurchase of goods under litigation settlement	$-	$-	$-	$(1,036,907)
Total	$14,918,102	$18,915,918	$27,633,098	$33,817,640

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued. No material subsequent events requiring recognition or disclosure were identified, except as otherwise disclosed herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), and with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“fiscal 2025”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview of Company

Massimo Group is a holding company established on October 10, 2022 under the laws of the State of Nevada. The Company, through its subsidiaries, is primarily engaged in the manufacturing and sales of a wide selection of farm and ranch tested UTVs, recreational ATVs, and Pontoon Boats. Mr. David Shan, our Executive Chairman of the Board of Directors and former Chief Executive Officer, is the controlling shareholder (the “Controlling Shareholder”) of the Company.

In advance of our initial public offering and listing on Nasdaq, we completed a reorganization of the Company’s legal structure on June 1, 2023 (the “Reorganization”). At that time, the Controlling Shareholder transferred his 85% equity interest in Massimo Motor and 85% equity interest in Massimo Marine to Massimo. Together with the 15% non-controlling interests which were also transferred to the Company, after the Reorganization, Massimo owned 100% equity interests of Massimo Motor and Massimo Marine.

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

We currently generate most of our revenues from sales of UTVs, ATVs and electric bikes, which represented 94.1% and 97.7% of total revenue for the six months ended June 30, 2026 and 2025, respectively.

We also generate revenue from sales of Pontoon Boats, which represented 5.9% and 2.3% of total revenue for the six months ended June 30, 2026 and 2025, respectively.

Trends and Key Factors that Affect Operating Results

We believe the most significant factors that affect our business and results of operations include the following:

Risk of intense competition in the industry: The Powersports Vehicles and Boat Industry is highly competitive. Competition in such markets is based upon a number of factors, including price, quality, reliability, styling, product features and warranties. At the dealer level, competition is based on a number of factors including sales and marketing support programs (such as financing joint advertising programs and cooperative advertising). Certain competitors are more diversified and have financial and marketing resources which are substantially greater than ours, which allow these competitors to invest more heavily in intellectual property, product development, and sales and marketing support. If we are not able to compete with new products, customer services, product features or models comparable or superior to those of our competitors, or attract new dealers, our business, results of operations or financial condition could be materially and adversely affected. We are subject to competitive pricing. Such pricing pressure may limit our ability to maintain prices or to increase prices for our products in response to raw material, component and other cost increases and so negatively affect our profit margins.

Risk of economic and policy changes within China: We import our products from various Chinese suppliers. The Chinese government continues to play a significant role in regulating industries within China by imposing industrial policies, providing subsidies and heavily regulating or prohibiting unwanted activities. There is no assurance the Chinese government will not interfere with the operations of our various suppliers. In addition, the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth in China. These measures, along with other economic, political and/or social developments in China may affect our China-based suppliers, which may adversely affect our business and operating results. We also import products from Taiwan. The Taiwan issue is a longstanding point of contention between China and the United States. The U.S. maintains unofficial relations with Taiwan, while also recognizing the One China policy, which acknowledges Beijing as the legitimate government of Taiwan. Both China and the U.S. have engaged in military posturing around the Taiwan Strait. This increases the risk of accidental clashes or misunderstandings that could escalate into conflict, which will affect both our China-mainland-based and Taiwan-based suppliers. Additionally, both U.S. and Chinese governments have imposed tariffs on certain products and taken other actions that have had an adverse impact on trade between the two countries.

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

Risk of uncertainty in the cost and production level of raw materials: We depend on third party suppliers to manufacture many of the products we sell, in particular, ATVs and UTVs, as opposed to our Pontoon Boats which we manufacture in our Dallas facility. For the period ended June 30, 2026, we purchased approximately 72% of our products from two of these suppliers. Competition for the output of these suppliers is intense. If these independent suppliers were unwilling or unable to supply us with products at prices which enable us to maintain our gross margins, it would materially and adversely affect our business, results of operations or financial condition. Although we are looking to broaden our supplier base and to reduce our dependence upon a limited number of suppliers, there is no assurance we will be able to do so and increasing the number of suppliers from which we purchase products may increase our costs.

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

Risk of fluctuations in the sale of Pontoon Boats: A portion of our sales revenue generated from Massimo Marine has a seasonal sales pattern. For the period ended June 30, 2026 and 2025, our revenue generated from Massimo Marine was approximately 5.9% and 2.3% of our total revenue, respectively.

Results of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

The following tables summarize our condensed consolidated results for the three and six months ended June 30, 2026 and 2025. Amounts are presented in U.S. dollars unless otherwise indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$14,918,102	$18,915,918	$27,633,098	$33,817,640
Cost of revenues	7,636,008	12,049,501	15,275,423	22,726,573
Gross profit	7,282,094	6,866,417	12,357,675	11,091,067

Operating expenses:
Selling expense	1,704,350	2,154,417	2,968,655	4,024,381
General and administrative	3,626,877	4,425,166	7,847,716	8,644,766
Impairment loss on supplier deposit due to lawsuit	-	-	-	-
Research and development expense	289,457	144,757	918,219	985,953
Total operating expenses	5,620,684	6,724,340	11,734,590	13,655,100

Income from operations	1,661,410	142,077	623,085	(2,564,033)

Other income (expense):
Other income, net	132,623	26,602	135,404	105,300
Interest expense and unrealized crypto loss	(61,453)	(63,704)	(202,320)	(64,794)
Total other income (expense), net	71,170	(37,102)	(66,916)	40,506

Income before income taxes	1,732,580	104,975	556,169	(2,523,527)

Provision for income taxes	280,218	27,296	111,357	(512,499)

Net income and comprehensive income	$1,452,362	$77,679	$444,812	$(2,011,028)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	For the three months ended June 30,
	2026		2025		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)
Revenues	$14,918,102	100.0%	$18,915,918	100.0%	$(3,997,816)	(21.1)%
Cost of sales	7,636,008	51.2%	12,049,501	63.7%	(4,413,493)	(36.6)%
Gross profit	7,282,094	48.8%	6,866,417	36.3%	415,677	6.1%
Operating expenses
Selling expenses	1,704,350	11.4%	2,154,417	11.4%	(450,067)	(20.9)%
General and administrative expenses	3,626,877	24.3%	4,425,166	23.4%	(798,289)	(18.0)%
Research and development	289,457	1.9%	144,757	0.8%	144,700	100.0%
Total operating expenses	5,620,684	37.7%	6,724,340	35.5%	(1,103,656)	(16.4)%
Income from operations	1,661,410	11.1%	142,077	0.8%	1,519,333	1069.4%
Other income (expenses):
Other income, net	132,623	0.9%	26,602	0.1%	106,021	398.5%
Unrealized loss on crypto assets	(52,912)	(0.4)%	-	-	(52,912)	N/A
Interest expense	(8,541)	(0.1)%	(63,704)	(0.3)%	55,163	86.6%
Total other income (expense), net	71,170	0.5%	(37,102)	(0.2)%	108,272	291.8%
Income before income taxes	1,732,580	11.6%	104,975	0.6%	1,627,605	1550.5%
Provision for income taxes	280,218	1.9%	27,296	0.1%	252,922	926.6%
Net income (loss)	$1,452,362	9.7%	$77,679	0.4%	$1,374,683	1769.7%

Revenues

Revenues decreased by $4.0 million, or 21.1%, from $18.9 million for the three months ended June 30, 2025 to $14.9 million for the three months ended June 30, 2026. The decrease primarily reflected lower sales of UTVs, ATVs and electric bikes.

Revenue by Type

	For the three months ended June 30,
	2026		2025
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$13,665,584	91.6%	$17,607,760	93.1%	$(3,942,176)	(22.4)%
Pontoon Boats	1,252,518	8.4%	1,308,158	6.9%	(55,640)	(4.3)%
Total	$14,918,102	100.0%	$18,915,918	100.0%	$(3,997,816)	(21.1)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from UTVs, ATVs and electric bikes decreased by $3.9 million, or 22.4%, from $17.6 million for the three months ended June 30, 2025 to $13.7 million for the three months ended June 30, 2026. The decrease was primarily attributable to a continued strategic reduction in wholesale shipments to our major big-box retail partners as we aligned shipment cadence with actual retail sell-through and customer inventory levels.

Tariff and trade-policy uncertainty continued to affect customers’ inventory planning and order timing, while challenging dealer floorplan-financing conditions constrained wholesale purchasing capacity. Inflationary pressure and elevated interest rates also continued to weigh on discretionary consumer spending. Consistent with our disciplined operating approach, we avoided pushing inventory into financially constrained distribution channels while continuing to evaluate higher-margin and more controllable sales channels, including our Direct-to-Consumer approach.

Revenue from sales of Pontoon Boats

Revenue from Pontoon Boats remained relatively stable, decreasing by approximately $55,640, or 4.3%, from $1.31 million for the three months ended June 30, 2025 to $1.25 million for the three months ended June 30, 2026. The decrease primarily reflected lower sales of Pontoon Boats.

Gross profit

Gross profit increased by $0.4 million, or 6.1%, from $6.9 million in the second quarter of 2025 to $7.3 million in the second quarter of 2026. Gross margin increased to 48.8% from 36.3%. The margin expansion was primarily attributable to a more favorable mix of higher-margin products, improved component sourcing and cost controls, and continued discipline over freight, duty and other landed costs. The second quarter of 2026 also benefited from lower tariff rates on certain imported products and refunds or credits for tariffs previously paid, which reduced cost of revenue and helped offset the impact of lower sales volume.

Our cost and gross profit by revenue types are as follows:

	For the three months ended June 30, 2026			For the three months ended June 30, 2025					Variance
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Cost variance	Gross profit variance	Gross margin variance

UTVs, ATVs and e-bikes	$6,673,763	$6,991,821	51.2%	$10,874,116	$6,733,644	38.2%	$(4,200,353)	$258,177	12.9%
Pontoon Boats	962,245	290,273	23.2%	1,175,385	132,773	10.1%	(213,140)	157,500	13.0%
Total	$7,636,008	$7,282,094	48.8%	$12,049,501	$6,866,417	36.3%	$(4,413,493)	$415,677	12.5%

Cost of revenue for UTVs, ATVs and electric bikes decreased by $4.2 million, or 38.6%, from $10.9 million to $6.7 million, while gross profit increased by $0.3 million, or 3.8%, from $6.7 million to $7.0 million. Gross margin increased to 51.2% from 38.2%. The margin expansion was primarily driven by a favorable shift toward higher-margin models, improved component sourcing and cost controls, and lower freight and landed costs. In addition, lower tariff rates on certain imported products and refunds or credits for tariffs previously paid reduced freight and duty costs during the second quarter of 2026. These benefits more than offset the effect of lower wholesale shipment volume.

Cost of revenue for Pontoon Boats decreased by approximately $0.2 million, or 18.1%, from $1.2 million to $1.0 million, while gross profit increased by approximately $0.2 million, or 118.6%, from $0.1 million to $0.3 million. Gross margin increased to 23.2% from 10.1%, primarily reflecting a more favorable product mix, enhanced material-cost controls and improved management of inbound shipping and other landed costs.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fees and merchant service fees. Selling expenses decreased by $0.5 million, or 20.9%, from $2.2 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026, representing 11.4% of revenue in both periods.

The decrease was primarily attributable to lower shipping and handling expenses associated with reduced wholesale shipment volumes to major big-box retail customers. It was also supported by lower warranty-related costs resulting from enhanced quality-control measures and the continued use of our traveling technician team. In addition, the second quarter of 2026 included the reversal and reclassification of certain advertising costs to sales discounts, which further reduced selling expenses.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent and depreciation expenses. General and administrative expenses decreased by $0.8 million, or 18.0%, from $4.4 million for the three months ended June 30, 2025 to $3.6 million for the three months ended June 30, 2026. These expenses represented 24.3% and 23.4% of revenue, respectively. The decrease primarily reflected lower salaries and benefits, professional fees and insurance expenses, partially offset by higher rent and other general administrative expenses.

Salaries and benefits decreased by approximately $0.7 million, or 33.0%, from $2.0 million for the three months ended June 30, 2025 to $1.3 million for the three months ended June 30, 2026, representing 45.1% and 36.8% of general and administrative expenses, respectively.

Rent expense increased by approximately $0.2 million, or 28.0%, from $0.6 million for the three months ended June 30, 2025 to $0.8 million for the three months ended June 30, 2026, representing 14.0% and 21.9% of general and administrative expenses, respectively. The increase primarily reflected higher renewal rental rates and the continued impact of lease arrangements entered into in prior periods.

Professional fees decreased by approximately $0.1 million, or 32.9%, from $0.4 million for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026, representing 8.4% and 6.9% of general and administrative expenses, respectively. The decrease primarily reflected the timing of legal and other professional services.

Insurance expense decreased by approximately $0.3 million, or 53.7%, from $0.5 million for the three months ended June 30, 2025 to $0.2 million for the three months ended June 30, 2026, representing 11.9% and 6.7% of general and administrative expenses, respectively. The decrease was primarily attributable to the Company’s cost-control initiatives, including a review and optimization of its insurance coverage to better align with its operating needs.

Other general and administrative expenses, consisting principally of office and general expenses, travel, supplies, depreciation, bad-debt expense, bank charges and equipment costs, increased in the aggregate by approximately $0.1 million, or 10.2%, from $0.9 million for the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026.

Research and development expenses

Research and development expenses increased by approximately $0.2 million, or 200.0%, from $0.1 million for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026. As a percentage of revenue, research and development expenses increased from 0.8% to 1.9%. The increase primarily reflected the timing and scope of selected vehicle-model development and product-enhancement activities during the second quarter of 2026.

Income from operations

Income from operations increased by approximately $1.5 million, from $0.1 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026. The increase was attributable to the $0.4 million increase in gross profit and the $1.1 million decrease in total operating expenses discussed above.

Interest expenses

Interest expense decreased by approximately $55,200, or 86.6%, from $63,700 to $8,500, primarily because the Company had no outstanding bank borrowings during the second quarter of 2026.

Other income, net

Other income, net increased by approximately $106,000, or 398.5%, from $26,600 for the three months ended June 30, 2025 to $132,600 for the three months ended June 30, 2026. The increase was primarily attributable to interest income earned on cash balances, partially offset by losses on the disposal of property and equipment and other miscellaneous non-operating items.

Unrealized loss on crypto assets

We recorded an unrealized loss on crypto assets of approximately $52,900 for the three months ended June 30, 2026. No such unrealized loss was recorded for the three months ended June 30, 2025. The unrealized loss was attributable to changes in the fair value of crypto assets held by the Company during the period.

Income before income taxes

Income before income taxes increased by $1.6 million from $0.1 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026. The increase was primarily attributable to higher gross profit and lower operating expenses, as discussed above, partially offset by the unrealized loss on crypto assets.

Provision for income taxes

Income tax expense increased by approximately $252,900, from $27,300 for the three months ended June 30, 2025 to $280,200 for the three months ended June 30, 2026. The increase was primarily attributable to the increase in income before income taxes and changes in temporary differences recognized during the respective periods. The effective tax rate was approximately 16.2% and 26.0%, respectively for the period ended June 30, 2025 and 2026.

Net income

Net income increased by approximately $1.4 million, from $0.1 million for the three months ended June 30, 2025 to $1.5 million for the three months ended June 30, 2026. The increase was primarily attributable to higher gross profit and lower operating expenses for the reasons discussed above, partially offset by higher income tax expense and the unrealized loss on crypto assets.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	For the six months ended June 30,
	2026		2025		Amount	Percentage
	Amount	As % of Sales	Amount	As % of Sales	Increase (Decrease)	Increase (Decrease)
Revenues	$27,633,098	100.0%	$33,817,640	100.0%	$(6,184,542)	(18.3)%
Cost of sales	15,275,423	55.3%	22,726,573	67.2%	(7,451,150)	(32.8)%
Gross profit	12,357,675	44.7%	11,091,067	32.8%	1,266,608	11.4%
Operating expenses
Selling expenses	2,968,655	10.7%	4,024,381	11.9%	(1,055,726)	(26.2)%
General and administrative expenses	7,847,716	28.4%	8,644,766	25.6%	(797,050)	(9.2)%
Research and development	918,219	3.3%	985,953	2.9%	(67,734)	(6.9)%
Total operating expenses	11,734,590	42.5%	13,655,100	40.4%	(1,920,510)	(14.1)%
Income from operations	623,085	2.3%	(2,564,033)	(7.6)%	3,187,118	124.3%
Other income (expenses):
Other income, net	135,404	0.5%	105,300	0.3%	30,104	28.6%
Unrealized loss on crypto assets	(188,037)	(0.7)%	-	-	(188,037)	N/A
Interest expense	(14,283)	(0.1)%	(64,794)	(0.2)%	50,511	78.0%
Total other income (expense), net	(66,916)	(0.2)%	40,506	0.1%	(107,422)	(265.2)%
Income before income taxes	556,169	2.0%	(2,523,527)	(7.5)%	3,079,696	122.0%
Provision for income taxes	111,357	0.4%	(512,499)	(1.5)%	623,856	121.7%
Net income (loss)	$444,812	1.6%	$(2,011,028)	(5.9)%	$2,455,840	122.1%

Revenue

Revenues decreased by $6.2 million, or 18.3%, from $33.8 million for the six months ended June 30, 2025 to $27.6 million for the six months ended June 30, 2026. The decrease was primarily driven by lower revenue from UTVs, ATVs and electric bikes, partially offset by higher reported revenue from Pontoon Boats resulting principally from the absence in 2026 of the revenue reduction recorded in the first half of 2025 in connection with the repurchase of goods under a litigation settlement.

Revenue by Type

	For the six months ended June 30,
	2026		2025
Revenue category	Revenue	% of total Revenue	Revenue	% of total Revenue	Amount Increase (Decrease)	Percentage Increase (Decrease)
UTVs, ATVs and e-bikes	$26,011,417	94.1%	$33,032,195	97.7%	$(7,020,778)	(21.3)%
Pontoon Boats	1,621,681	5.9%	1,822,352	5.4%	(200,671)	(11.0)%
Subtotal	27,633,098	100.0%	34,854,547	103.1%	(7,221,449)	(20.7)%
Repurchase of goods under litigation settlement	-	-	(1,036,907)	(3.1)%	1,036,907	100.0%
Total	$27,633,098	100.0%	$33,817,640	100.0%	$(6,184,542)	(18.3)%

Revenue from sales of UTVs, ATVs and e-bikes

Revenue from UTVs, ATVs and electric bikes decreased by $7.0 million, or 21.3%, from $33.0 million for the six months ended June 30, 2025 to $26.0 million for the six months ended June 30, 2026. The decrease was primarily attributable to a continued strategic reduction in wholesale shipment volumes to major big-box retail partners as we aligned shipment cadence with retail sell-through and customer inventory levels.

Throughout the first half of 2026, tariff and trade-policy uncertainty affected customers’ inventory planning and order timing, while challenging dealer floorplan-financing conditions limited wholesale purchasing capacity. Certain large customers therefore maintained a conservative approach to inventory replenishment.

Inflationary pressure and elevated interest rates also continued to constrain discretionary consumer spending. Consistent with our operating approach, we avoided pushing inventory into financially constrained distribution channels while continuing to evaluate opportunities to expand higher-margin and more controllable sales channels, including our Direct-to-Consumer approach.

Revenue from sales of Pontoon Boats

Reported revenue from Pontoon Boats increased by approximately $0.8 million, or 106.5%, from $0.8 million for the six months ended June 30, 2025 to $1.6 million for the six months ended June 30, 2026. The increase principally reflected the absence in 2026 of the approximately $1.0 million reduction to revenue recorded in the first quarter of 2025 in connection with the repurchase of goods under a litigation settlement, partially offset by lower underlying Pontoon Boat sales under our disciplined wholesale shipment strategy.

Gross profit

Gross profit increased by $1.3 million, or 11.4%, from $11.1 million for the six months ended June 30, 2025 to $12.4 million for the six months ended June 30, 2026. Gross margin increased to 44.7% from 32.8%. The improvement was primarily attributable to a more favorable product mix, improved sourcing and cost controls, disciplined management of freight, duty and other landed costs, lower tariff rates on certain imported products, and refunds or credits for tariffs previously paid. The comparison also benefited from the absence in 2026 of the cost impact associated with the repurchase of inventory under the litigation settlement recorded in the first half of 2025.

Our cost and gross profit by revenue types are as follows:

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025					Variance
Category	Cost of revenue	Gross profit	Gross profit %	Cost of revenue	Gross profit	Gross profit %	Cost variance	Gross profit variance	Gross margin variance

UTVs, ATVs and e-bikes	$14,056,104	$11,955,313	46.0%	$21,856,720	$11,175,475	33.8%	$(7,800,616)	$779,838	12.1%
Pontoon Boats	1,219,319	402,362	24.8%	1,653,959	168,393	9.2%	(434,640)	233,969	15.6%
Subtotal	15,275,423	12,357,675	44.7%	23,510,679	11,343,868	32.5%	(8,235,256)	1,013,807	12.2%
Cost of inventory recovered from litigation	-	-	-	(784,106)	(252,801)	24.4%	784,106	252,801	N/A
Total	$15,275,423	$12,357,675	44.7%	$22,726,573	$11,091,067	32.8%	$(7,451,150)	$1,266,608	11.9%

Cost of revenue for UTVs, ATVs and electric bikes decreased by $7.8 million, or 35.7%, from $21.9 million to $14.1 million, while gross profit increased by $0.8 million, or 7.0%, from $11.2 million to $12.0 million. Gross margin increased to 46.0% from 33.8%. The margin expansion was primarily driven by a favorable shift toward higher-margin models, improved component sourcing and cost controls, and lower freight and landed costs. The first half of 2026 also benefited from lower tariff rates on certain imported products and refunds or credits for tariffs previously paid, which reduced cost of revenue and more than offset the effect of lower wholesale shipment volume.

Cost of revenue for Pontoon Boats decreased by $0.4 million, or 26.3%, from $1.7 million to $1.2 million, while gross profit increased from a loss of $0.9 million to a profit of $0.4 million. The improvement primarily reflected the absence of the prior-year litigation-related repurchase adjustment and improved product economics.

Selling expenses

Our selling expenses mainly include warranty expense, advertising and promotion expense, shipping and handling fees and merchant service fees. Selling expenses decreased by $1.1 million, or 26.2%, from $4.0 million for the six months ended June 30, 2025 to $3.0 million for the six months ended June 30, 2026, representing 11.9% and 10.7% of revenue, respectively.

The decrease was primarily attributable to lower shipping and handling expenses associated with reduced wholesale shipment volumes to major big-box retail customers. It was also supported by lower warranty-related costs resulting from enhanced quality-control measures and the continued use of our traveling technician team. In addition, the six months ended June 30, 2026 included the reversal and reclassification of certain advertising costs to sales discounts, which further reduced selling expenses.

General and administrative expenses

Our general and administrative expenses primarily include salaries and benefits, professional fees, office expenses, travel expenses, insurance expenses, rent and depreciation expenses. General and administrative expenses decreased by $0.8 million, or 9.2%, from $8.6 million for the six months ended June 30, 2025 to $7.8 million for the six months ended June 30, 2026. These expenses represented 25.6% and 28.4% of revenue, respectively. The decrease primarily reflected lower salaries and benefits, professional fees, insurance expenses and other general administrative expenses, partially offset by higher rent.

Salaries and benefits decreased by approximately $0.2 million, or 7.3%, from $3.3 million for the six months ended June 30, 2025 to $3.1 million for the six months ended June 30, 2026, representing 38.6% and 39.4% of general and administrative expenses, respectively.

Rent expense increased by approximately $0.3 million, or 19.0%, from $1.5 million for the six months ended June 30, 2025 to $1.8 million for the six months ended June 30, 2026, representing 17.6% and 23.1% of general and administrative expenses, respectively. The increase primarily reflected higher renewal rental rates and the continued impact of lease arrangements entered into in prior periods.

Professional fees decreased by approximately $0.2 million, or 16.6%, from $0.9 million for the six months ended June 30, 2025 to $0.8 million for the six months ended June 30, 2026, representing 10.9% and 10.0% of general and administrative expenses, respectively. The decrease primarily reflected the timing of legal and other professional services.

Insurance expense decreased by approximately $0.5 million, or 50.8%, from $1.0 million for the six months ended June 30, 2025 to $0.5 million for the six months ended June 30, 2026, representing 11.0% and 6.0% of general and administrative expenses, respectively. The decrease was primarily attributable to the Company’s cost-control initiatives, including a review and optimization of its insurance coverage to better align with its operating needs.

Other general and administrative expenses, consisting principally of office and general expenses, travel, supplies, depreciation, bad-debt expense, bank charges and equipment costs, decreased in the aggregate by approximately $0.2 million, or 10.6%, from $1.9 million for the six months ended June 30, 2025 to $1.7 million for the six months ended June 30, 2026.

Research and development expenses

Research and development expenses decreased by approximately $67,700, or 6.9%, from $1.0 million for the six months ended June 30, 2025 to $0.9 million for the six months ended June 30, 2026. As a percentage of revenue, research and development expenses were 3.3% and 2.9%, respectively. The decrease primarily reflected the timing and completion of certain development initiatives, while we continued to focus spending on selected higher-margin vehicle models and product enhancements.

Income from operations

Income from operations increased by approximately $3.2 million, from a loss of $2.6 million for the six months ended June 30, 2025 to income of $0.6 million for the six months ended June 30, 2026. The improvement was attributable to the $1.3 million increase in gross profit and the $1.9 million decrease in total operating expenses discussed above.

Interest expenses

Interest expense decreased by approximately $50,500, or 78.0%, from $64,800 to $14,300 because the Company had no outstanding bank borrowings during the six months ended June 30, 2026.

Other income, net

Other income, net increased by approximately $30,100, or 28.6%, from $105,300 for the six months ended June 30, 2025 to $135,400 for the six months ended June 30, 2026. The increase was primarily attributable to interest income earned on cash balances, partially offset by losses on the disposal of property and equipment and other miscellaneous non-operating items.

Unrealized loss on crypto assets

We recorded an unrealized loss on crypto assets of approximately $188,000 for the six months ended June 30, 2026. No such unrealized loss was recorded for the six months ended June 30, 2025. The unrealized loss was attributable to changes in the fair value of crypto assets held by the Company during the period.

(Loss)Income before income taxes

Income before income taxes increased by $3.1 million, from a loss of $2.5 million for the six months ended June 30, 2025 to income of $0.6 million for the six months ended June 30, 2026. The improvement was primarily attributable to higher gross profit and lower operating expenses for the reasons discussed above, partially offset by the unrealized loss on crypto assets.

Provision for income taxes

Income tax expense increased by approximately $623,900, from an income tax benefit of $512,500 for the six months ended June 30, 2025 to income tax expense of $111,400 for the six months ended June 30, 2026. The change was primarily attributable to the increase in income before income taxes and changes in temporary differences recognized during the respective periods. Income tax expense for the six months ended June 30, 2026 consisted of current tax expense of approximately $256,600, partially offset by a deferred tax benefit of approximately $145,300.

Net income

Net income increased by approximately $2.5 million, from a net loss of approximately $2.0 million for the six months ended June 30, 2025 to net income of approximately $0.4 million for the six months ended June 30, 2026. The improvement was primarily attributable to higher gross profit and lower operating expenses for the reasons discussed above, partially offset by the unrealized loss on crypto assets and the change from an income tax benefit to income tax expense.

Cash Flows

For the Periods Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods indicated:

	Periods Ended June 30,
	2026	2025
Net cash used in operating activities	$(68,963)	$(4,731,295)
Net cash used in investing activities	(1,062,580)	-
Net cash used in financing activities	(18,592)	(3,037,782)
Net decrease in cash and cash equivalents	(1,150,135)	(7,769,077)
Cash and cash equivalents, beginning of the period	5,787,993	10,210,084
Cash and cash equivalents, end of the period	$4,637,858	$2,441,007

Operating Activities

Net cash used in operating activities was approximately $0.1 million for the six months ended June 30, 2026, compared with approximately $4.7 million for the six months ended June 30, 2025, representing an improvement of approximately $4.7 million. For the six months ended June 30, 2026, net income of approximately $0.4 million was adjusted principally for non-cash operating lease expense of $1.0 million, an unrealized loss on crypto assets of $0.2 million, depreciation and other non-cash items, partially offset by a deferred tax benefit of $0.2 million and a stock-option compensation reversal of $0.1 million. Cash provided by working-capital changes included decreases in inventories of $2.4 million and accounts receivable of $0.3 million and increases in income tax payable of $0.3 million and contract liabilities of $0.2 million. These sources of cash were substantially offset by decreases in accounts payable of $2.4 million and operating lease liabilities of $1.0 million and an increase in prepaid and other current assets of $1.3 million.

For the six months ended June 30, 2025, the net loss of approximately $2.0 million was adjusted principally for non-cash operating lease expense of $1.0 million, restricted-stock-unit compensation of $0.3 million, stock-option compensation of $0.2 million and depreciation and other non-cash items, partially offset by a deferred tax benefit of $0.5 million. Cash provided by working-capital changes included a $3.8 million decrease in inventories and a $0.4 million increase in contract liabilities. These sources of cash were more than offset by increases in accounts receivable of $3.3 million and advance to suppliers of $0.2 million and decreases in accounts payable of $3.3 million, operating lease liabilities of $1.0 million, warranty liabilities of $0.2 million and return liabilities of $0.2 million.

Investing Activities

Net cash used in investing activities was approximately $1.1 million for the six months ended June 30, 2026, compared with nil for the same period in 2025. The 2026 amount consisted principally of approximately $0.7 million of purchases of property and equipment and approximately $0.4 million of purchases of intangible assets, partially offset by approximately $10,000 of proceeds from sales of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $18,600 for the six months ended June 30, 2026, compared with approximately $3.0 million for the six months ended June 30, 2025. The 2026 amount consisted of repayments of finance lease liabilities. The 2025 amount consisted principally of approximately $3.0 million of repayments of a shareholder loan and approximately $21,500 of repayments of finance lease liabilities.

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

Working Capital

As of June 30, 2026, we had cash and cash equivalents of $4.6 million. Current assets were $37.3 million, including $5.0 million of accounts receivable, $23.6 million of inventories, $0.2 million of advances to suppliers and $3.8 million of prepaid and other current assets. Current liabilities were $20.1 million, including $5.4 million of accounts payable, $6.1 million of other payables and accrued liabilities, $0.8 million of contract liabilities, $3.9 million of income tax payable, $2.0 million due to a shareholder and $1.9 million of current lease liabilities. Working capital was $17.1 million.

Accounts receivable decreased from $5.3 million as of December 31, 2025 to $5.0 million as of June 30, 2026, primarily reflecting customer collections and the timing of sales.

Our primary source of cash is currently generated from our business and bank borrowings. In the coming years, we will be looking to other sources, such as raising additional capital by issuing shares of stock, to meet our cash needs, as needed. Although there are uncertainties regarding the size and timing of any future capital raise, we are confident that we can continue to meet operational needs solely by utilizing cash flow generated from our operating activities for the next 12 months from the date of the issuance of the financial statements contained in this Report.

Capital Expenditures

Capital expenditures for property and equipment were approximately $0.7 million for the six months ended June 30, 2026 and nil for the six months ended June 30, 2025.

Contractual Commitments

As of June 30, 2026, the Company’s contractual obligations consisted principally of operating and finance lease commitments with aggregate undiscounted payments of approximately $7.3 million. Approximately $2.3 million was due within one year, $4.7 million was due within one to three years and $0.2 million was due within three to five years. No scheduled lease payments were due more than five years after June 30, 2026.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitment	$7,273,750	$2,343,000	$4,686,000	$244,750	$-

Off-balance Sheet Commitments and Arrangements

There was no off-balance sheet arrangements for the six months ended June 30, 2026 and 2025, that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective to ensure that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms relating to the Company.

Remediated Material Weaknesses

As of March 31, 2026, material weaknesses were identified in internal controls due to (1) a lack of sufficient in-house personnel in our accounting department with sufficient knowledge of the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and SEC reporting rules, and (2) inadequate segregation of duties resulting from limited accounting staff and resources.

In response to the above identified material weaknesses, in addition to engaging a third-party internal controls consulting firm, we have hired additional staff and engaged external accounting consultants with expertise in U.S. GAAP and SEC reporting. Additionally, we have integrated and automated our financial reporting system with our ERP system to minimize manual errors. We have also implemented a series of training programs across departments and enhanced supervision and controls over our comprehensive accounting policies and procedures manual in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zhejiang Qunying Vehicle Co., Ltd. v. Cho International, Inc

On September 5, 2023, Zhejiang Qunying Vehicle Co., Ltd. (“Zhejiang Qunying”) filed suit against the Company and ten other corporate entities in the Superior Court of the State of California for Orange County. Zhejiang Qunying alleges claims of approximately $6,000,000 in damages for products that were allegedly shipped to the United States but not paid for. Despite being one of the ten entities that plaintiff has sued, the Company has had minimal interactions with Zhejiang Qunying. Further, the Company has not purchased any products from Zheijang Qunying. In February 2024, Zhejiang Qunying filed a second amended complaint. In March 2024, the Company filed a demurrer seeking to dismiss the second amended complaint as against the Company due to Zhejiang Qunying’s failure to state a valid claim. In August 2024, the Court denied in part and granted in part the Company’s demurrer. As a result, Zhejiang Qunying still has valid claims against the Company. The matter remains pending, and a trial date has not yet been scheduled. Based on the current assessment, the outcome of the legal proceeding is considered remote. Therefore, no accrual has been proposed in the financial statements. As of the date of this Report, there are no further updates regarding this legal proceeding.

In the past, we have also been subject to over fifty (50) legal proceedings encompassing: employment disputes, personal injury and wrongful death lawsuits, property damage lawsuits, product liability and manufacturing defect lawsuits and contractual disputes with our suppliers, distributors, customers, an on-site security provider, a freight shipping company and a previous law firm. These cases also include an inquiry by the Missouri Office of the Attorney General and the Pennsylvania State Board of Vehicle Manufacturers, Dealers and Salespersons. We do not believe that these past cases will have a material adverse effect on our business, operating results, financial condition, or cash flows. However, we cannot assure you that past litigation will not have an impact on our present reputation or goodwill among dealers, distributors and customers. See Note 17 — “Commitments and Contingencies – Litigation” for more information.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we fail to satisfy the continued listing requirements of Nasdaq, our common stock could be delisted, which would severely impact the liquidity and market price of our shares. In addition, Nasdaq has proposed a new listing rule regarding a $5 million minimum market value of listed securities, which, if approved and implemented, could introduce additional delisting risks for issuers trading below this threshold.

In order to remain listed on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. In addition to existing requirements, Nasdaq has proposed a new listing rule that would require listed issuers to maintain a minimum market value of listed securities of at least $5 million. Under this proposed new rule, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. While the SEC initially approved this proposal on July 22, 2026, the SEC subsequently issued an administrative stay on July 29, 2026, pausing the rule’s implementation pending a full SEC review. Accordingly, the ultimate implementation timeline and final terms remain uncertain. If this rule is ultimately approved and implemented, companies with market values below the $5 million threshold, including potentially us depending on our future stock performance, could face heightened risks of rapid delisting.

We may be required to monitor our market value of listed securities closely and, if necessary, take actions such as issuing additional securities, raising additional capital or undertaking other corporate actions to seek to maintain compliance, any of which could dilute our existing shareholders, increase our costs, or divert management’s attention. The risk of a rapid loss of Nasdaq listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our common stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance regarding our future stock performance or our ability to maintain compliance with Nasdaq’s listing standards as they evolve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)
3.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 18, 2023)
4.1	Form of Underwriter Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024)
4.2	Description of Registered Securities (incorporated by reference to the Exhibit 4.2 filed with the annual report on Form 10-K filed with SEC on April 15, 2024)
10.1	Loan Agreement, dated June 23, 2026, between Massimo Group and David Shan (incorporated by reference to the Exhibit 10.1 filed with the current report on Form 8-K filed with SEC on June 24, 2026)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Massimo Group

Date: August 13, 2026	/s/ Quenton Petersen
Quenton Petersen Chief Executive Officer
(principal executive officer)

Date: August 13, 2026	By:	/s/ Crystal Mingqiu Xu
Crystal Mingqiu Xu
Chief Financial Officer
(principal financial and accounting officer)

